Form 10-K405
period 1995-03-31
GAMMA BIOLOGICALS INC
filed 1995-06-29
CIK 317890

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                              ___________________

                                   FORM 10-K
(MARK ONE)
     /x/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED MARCH 31, 1995.

                                       OR

    / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  FOR THE TRANSITION PERIOD FROM __________ TO __________
                            COMMISSION FILE NUMBER 1-10538.

                            GAMMA BIOLOGICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  TEXAS                           74-1668436
          (STATE OF INCORPORATION)            (I.R.S. EMPLOYER
                                             IDENTIFICATION NO.)

               3700 MANGUM ROAD                     77092
                HOUSTON, TEXAS                   (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE IS (713) 681-8481
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                             NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                 ON WHICH REGISTERED
          -------------------                ---------------------
     COMMON STOCK $.10 PAR VALUE...........  AMERICAN STOCK EXCHANGE
     COMMON STOCK PURCHASE RIGHTS..........  AMERICAN STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     NONE

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES /x/.  NO / /.

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                      [x]

        State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days of the date of filing.

        As of June 19, 1995: Common Stock, $.10 par value -- $20,435,103

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as at the latest practicable date.

        As of June 19, 1995: Common Stock, $.10 par value -- 4,541,134 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the annual report to shareholders for the year ended March 31, 1995 are incorporated by reference into Part I and Part II.

        Portions of the proxy statement for the annual meeting to be held August 10, 1995 are incorporated by reference into Part III.

================================================================================

                                   P A R T  I

ITEM 1. BUSINESS.

    Gamma Biologicals, Inc. (which, together with its subsidiaries is herein referred to as the "company" or "Gamma") manufactures reagents and systems used for in-vitro diagnostic testing. The reagents are sold to hospitals, blood banks and medical laboratories where they are used to detect the presence of diagnostically significant substances in biological fluids, primarily human blood. The company also develops test systems, which use certain of the company's reagents and serve to standardize, while automating, test procedures. See "New Technology" and "Products Under Development - Gamma ReACT(TM) System".

    The company's current products are used in a number of applications, including:
    . grouping donor and patient bloods and performing compatibility tests prior to transfusion
    .  detecting hemolytic disease of the newborn
    .  identifying antibodies and certain inherited blood group antigens
    .  screening for certain human diseases

    Gamma markets its products to over 3,500 hospitals, blood banks and laboratories in the United States and Canada, and to dealers in approximately 50 countries. Domestic sales are made through the company's direct sales force, as well as through distributors. Internationally, the company sells its products and products manufactured by others through independent dealers in other parts of the world.

CURRENT PRODUCTS

    Most of the company's sales are derived from products used in tests performed to determine the ABO and Rh groups of hospital patients and blood donors, to detect and identify antibodies, to confirm compatibility between blood donors and patients, and in routine prenatal care. Antibodies are serum components produced in reaction to the introduction of foreign substances into the body through transfusion, pregnancy or other mechanisms. The company's reagent red cell products are used to test patients' blood specimens for antibodies and, if antibodies are present, to determine their identity, thereby enabling suitable donor blood to be selected. The selection of proper donor blood is also aided by testing with the company's line of other blood grouping reagents. Blood grouping reagents are products prepared from serum (the liquid portion) of blood drawn from immunized human donors, from antibodies secreted by monoclonal cell lines (hybridomas), and certain seed extracts (lectins). After an appropriate donor blood has been selected for transfusion to a patient, a direct test of compatibility is commonly performed using patient and donor bloods. The company's antiglobulin reagents (commonly known as "Coombs reagents") are used in all stages of these procedures beyond initial blood grouping. The company's line of serological products is used in screening for certain diseases.

    BLOOD BANK PRODUCTS. This group includes blood grouping reagents, Coombs reagents, antibody potentiators, test cell products, quality control systems and certain specialty products.

    Blood grouping reagents are used to determine the four major blood groups (A, B, AB and O) and six factors in the Rh blood group system, and include other products utilized to detect blood group factors in the eight other blood group systems.

    Coombs reagents are used in blood grouping, antibody detection and identification procedures and in the diagnosis of hemolytic disease of the newborn, as well as autoimmune hemolytic anemia. The company presently markets nine Coombs products in three different specificities.

    Antibody potentiators are solutions added to blood testing systems to enhance their sensitivity. Improved sensitivity is also achieved by the use of certain proteolytic enzymes. The company presently markets six antibody potentiators and two enzyme reagents.

    Reagent red cell products are used in conjunction with Coombs reagents to detect and identify antibodies during pregnancy and in patient and donor blood serums. The company presently manufactures and sells 20 test cell products processed from human blood.

    Reagent Quality Control (RQC(R)) Kit is a product comprising three selected reagents, designed to enable hospital laboratories and blood banks to test the effectiveness of reagents and to provide an organized permanent record of the test results, as required by various regulatory agencies.

    Specialty reagents include a screening test for the detection of significant fetal-maternal hemorrhage, a self-evaluation system that is designed both to determine technical proficiency and to provide educational content, a simpler system for competency testing, and six products for the resolution of unusual blood groups or antibody detection problems.

    DIAGNOSTIC PRODUCTS. The company manufactures and sells diagnostic reagents used in testing for infectious mononucleosis, rheumatoid arthritis and acute inflammatory infection. In addition, the company currently sells several diagnostic products manufactured by others, which are used to test for typhoid, brucellosis and other human diseases.

                           GAMMA PRODUCT GROUP TABLE

                             NUMBER OF
   BASIC PRODUCT GROUPS       PRODUCTS             MAIN USE OF PRODUCTS
- ---------------------------  ---------    ----------------------------------------
BLOOD GROUPING REAGENTS
  ABO
    Monoclonal                   4        Routine testing of patients and donors
    Lectin                       2        and in prenatal care.

  Rh
     Human source                7        Rh phenotyping in selected cases;
     Monoclonal                  2        routine testing of patients and donors and in prenatal care.

  Rh Control                     2        Routine control of Rh grouping tests.

  Other
     Human source               15        To aid in the selection of blood for
     Monoclonal                  8        patients with blood group antibodies.
     Lectin                      1

COOMBS REAGENTS
     Rabbit source               4        With other products, in routine antibody detection (including
     Monoclonal                  5        pretransfusion compatibility testing), antibody identification and the diagnosis of certain diseases.

ANTIBODY POTENTIATORS            6        With other products, in all antibody detection and identification tests.

REAGENT RED CELL PRODUCTS
  Serum ABO Grouping             4        With ABO blood grouping reagents, in routine ABO grouping tests.

  Antibody Detection             7        With Coombs reagents and antibody potentiators, in detection of antibodies in patients and donors, and in prenatal care.

                                             (Table continued on following page)


                             NUMBER OF
   BASIC PRODUCT GROUPS       PRODUCTS             MAIN USE OF PRODUCTS
- ---------------------------  ---------    ----------------------------------------

REAGENT RED CELL PRODUCTS (continued)
  Antibody  Identification       5        With Coombs reagents and antibody potentiators, in identification of antibodies detected in routine testing.

  Reagent Control                4        Routine control of all Coombs tests and control of the
                                          test for weak D (D/u/ test), mainly on donors.

RQC(R) KIT                       1        Routine quality control of blood bank reagents and procedures.

SPECIALTY REAGENTS
  Fetal Bleed Screen Kit         1        To detect excessive fetal-maternal hemorrhage in Rh-negative women.

  ELU-KIT(R) II                  1        To aid in identification of antibodies (especially those bound to red cells in the circulation).

  Blood Group Substances         2        To assist in antibody identification procedures.

  Enzymes                        2        To assist in antibody detection and identification.

  Gamma-Quin(R)                  1        To remove cell-bound antibody in some disease states to enable patient cells to be tested with blood grouping reagents.

  Lectins                        2        For the investigation of polyagglutination.

  RiSE(TM)                       1        To determine technical proficiency and provide continuing education.

  Tech-Chek                      1        To test technical staff for competency.

SEROLOGICAL REAGENTS
  Slide Latex Tests              2        To aid in the diagnosis of inflammatory disease and rheumatoid arthritis.

  Febrile Antigens and          18        To aid in the diagnosis of febrile illnesses.
   Controls

  IM Kit                         1        To aid in the diagnosis of infectious mononucleosis.

OTHER SPECIALTY ITEMS
  Micro-U(R) Wash Solution       1        Low-ionic-strength solution for the washing phase of the antiglobulin test in microplates.

  STS Diluent                    1        Cell-suspending medium for use on the STS-M Instrument.

  PV-Plates(TM)                  4        Extended blood grouping on selected samples, for forensic use.

  PT-Trays(TM)                   1        Prefilled trays for tissue typing, for forensic use.

  SegmentSampler(TM)             1        Blood handling safety device.

INSTRUMENT ACCESSORIES

  STS Microtear(R) Belt          1        For use in the STS-M Instrument.

                                        (Table continued on following page)


                             NUMBER OF
   BASIC PRODUCT GROUPS       PRODUCTS             MAIN USE OF PRODUCTS
- ---------------------------  ---------    ----------------------------------------

INSTRUMENT ACCESSORIES (continued)

  Dilution Cups                  1        For use in the STS-M Instrument.

  Micro-U Plates                 1        For use with the Gamma Micro-U System.

NEW TECHNOLOGY

    In February 1991, Gamma acquired from the University of Texas M.D. Anderson Cancer Center the exclusive worldwide rights to a patent covering a new in-vitro diagnostic testing system utilizing electro-biosensor technology. The immunoelectrode technique detects change in electrical charge as a positive test result in less than five minutes. The advantages of this testing system are speed and accuracy, while obtaining objectivity, as the results are determined by electrical impulse. Gamma began in-house research into this diagnostic testing concept in 1989.

    Gamma is currently funding biosensor research at two university centers, and progress reports look encouraging towards the development of a reliable test system. Although commercialization is not expected before fiscal 1999, the company is not aware of any competitive efforts to utilize this new technology in the field of immunohematology. The company provided the two centers with $197,000 for biosensor research in fiscal 1995 and has committed to provide an additional $155,000 to one of the centers in fiscal 1996.

PRODUCTS UNDER DEVELOPMENT

    Gamma ReACT(TM) System. Gamma has recently developed and applied for a patent on a microcolumn technology to be used for red cell affinity testing. Products based on this technology should help Gamma compete with other microcolumn tests marketed very successfully in Europe since 1988 and recently introduced in the United States. The acronym ReACT has been chosen as a commercial trade name for the product line.

    The principle of ReACT is based on the affinity adherence of red cells to an immunologically active matrix. The matrix consists of specially treated agarose beads. Custom designed disposables and dedicated centrifuge equipment have been developed to provide customers with an easy-to-use and inexpensive testing system.

    The company's first ReACT products will be used for blood grouping, crossmatching, antibody screening and identification. Gamma plans to apply for FDA approval to market ReACT products in the United States later this year after completion of field testing. Manufacture and sales of test systems are expected to commence outside the United States before the end of fiscal 1996.

    Gamma-clone(R) (Monoclonal) Reagents. The development of hybridoma technology has led to a ready availability of monoclonal antibodies, which have had a major impact on the design and manufacture of immunodiagnostic reagents. The company has recognized the potential for the application of this new technology to several of its blood bank product lines, and, since 1983, has pursued a program of introducing monoclonal-based products wherever the technology proves to be advantageous.

    The company currently markets fourteen FDA-licensed blood grouping reagents manufactured by hybridoma technology, Anti-A, -B, -A,B, -C, -D, -H, -He, -K,
- -Le/a/, -Le/b/, -M, -M/g/, -N and -P\1\. Its five monoclonal Coombs reagents include the first FDA-licensed Anti-IgG. The company owns or has exclusive use of the raw material sources (clones) for eight of the blood grouping reagents and all of the Coombs products; these clones are grown in-house to produce source material for manufacturing the relevant products. The raw materials for the remaining products are at present purchased from a single supplier. Should the supply of these materials from this source be interrupted, the company anticipates that it could locate alternative sources of supply. The company is committed to a program aimed at developing clones for all blood grouping reagents.

    Gamma is currently pursuing license applications for additional monoclonal blood grouping reagents, including two Anti-D's and an Anti-E reagent based on cell lines of which the company has exclusive use, and an Anti-B reagent derived from a hybridoma developed by the company. Upon FDA approval, the two new Anti-D reagents, as well as the new Anti-B, will replace the existing products.

PRODUCTION AND QUALITY CONTROL

    The company believes that its reputation in the industry as a source of quality products and services is largely attributable to the expertise of its technical employees and its maintenance of rigid quality control procedures at every step of the manufacturing process.

    Raw materials for the FDA-licensed products manufactured and sold by the company are obtained from several sources. The principal sources for the company's blood grouping reagent products are human plasma obtained from FDA-licensed establishments and monoclonal antibodies. Test cell products are manufactured from whole blood drawn from local donors or purchased from licensed blood banks. The company believes that the available sources of supply for all raw materials are adequate for its present and anticipated needs. The company is not dependent on any single source for any of its raw materials, other than seven of its current Gamma-clone(R) products (see above) and for PT-Trays(TM), which are manufactured by another company and marketed exclusively by Gamma.

    Once received, raw materials are subjected to a series of manufacturing and quality control steps, which vary according to the product. FDA regulations require samples of each finished lot of all blood grouping and Coombs reagents to be submitted to the Center for Biologics Evaluation and Research for approval of release prior to shipment. The FDA has granted the company exemption from the lot release requirements for non-monoclonal Coombs reagents, for one of its Rh reagents, and also for two of its monoclonal ABO reagents. The remaining blood grouping reagents, as well as all five monoclonal Coombs products, remain subject to this provision of the regulations. Test cell products, though also licensed, do not require prior FDA approval on a lot-by-lot basis.

    The products sold by the company that are not required to be licensed by the FDA (including antibody potentiators, diagnostic and specialty reagents) fall into two categories: those manufactured by the company from raw materials acquired from various sources, and those purchased in bulk from outside manufacturers and packaged for distribution by the company. All such products are manufactured in accordance with current Good Manufacturing Practices (cGMPs) as promulgated by the FDA. See "Regulation".

    The company maintains product liability insurance against bodily injury and property damage in the amount of $10,000,000.

MARKETING AND SERVICES

    The company's marketing strategy is to build a broad base of customer loyalty by providing a wide variety of quality products, marketed by a highly qualified sales force and supported by in-house technical assistance. The company believes that responsiveness to customer needs, both in the provision of services and the introduction of new products, is the key to success.

    The company sells its products to hospitals, blood banks, the United States armed forces, and university and private research institutions throughout the world. In the United States and Canada, the company is directly represented by 20 full-time salespersons. Most members of the sales force have degrees in medical technology or blood banking experience. Each salesperson makes direct calls on pathologists, chief blood bank technologists and purchasing agents at institutions in defined geographic areas. The company also markets its products domestically through selected distributors, who sell to small hospitals, laboratories and doctors' offices. Internationally, the company is represented by independent dealers.

    Management believes that timely delivery of its products to customers is an important element of its marketing and sales strategy. The company maintains an inventory sufficient to allow prompt response to customer needs. The company sells test cell products and its RQC(R) and Tech-Chek Kits on standing orders for shipment every two, three or four weeks. All contracts for company products may be terminated at any time without penalty by either the customer or the company.

    To support its sales force and dealers, the company participates in a number of educational programs, with management and employees serving as speakers or faculty members in numerous domestic and international workshops and conventions. This participation provides visibility for the company and enhances its reputation in the scientific community. The company also conducts in-house training programs for blood bank personnel. In addition, the company maintains a reference laboratory, recognized by the American Association of Blood Banks, which employs five persons (including three persons registered as blood bank specialists by the American Society of Clinical Pathologists) and provides consulting services for hospitals and blood banks with rare or difficult blood testing problems. The reference laboratory often serves as a means of introducing the company and its products to potential customers, generating new products in response to customer needs and providing ongoing quality control of the company's blood bank products. New discoveries made in the course of investigating problems referred for consultation are regularly reported in scientific literature or at scientific meetings.

    Sales to the company's six largest domestic customers (two of which are regional laboratory supply dealers) represented 8.6% of the company's net sales for fiscal 1995 and 5.8% for fiscal 1994.

    Approximately 27.8% of the company's net sales in fiscal 1995 were made to foreign customers. In fiscal 1995 the company's export sales were to customers in Italy ($756,000), Japan ($691,000), Spain ($503,000), Australia ($391,000),
Argentina ($354,000), and over 50 other countries worldwide.

    Sales to Delta Biologicals S.r.l., one of the company's former Italian subsidiaries, accounted for 2.2% ($399,000) of the company's net sales in fiscal 1995 and 3.2% ($551,000) in fiscal 1994. The distribution agreement with Delta Biologicals expired April 27, 1995, and the company has appointed a new dealer to market its products in Italy.

REGULATION

    The company operates under U.S. Government Establishment License No. 435, granted by the National Institutes of Health in 1971. The terms of the license subject the company to stringent manufacturing and quality control standards, and the license may be suspended or revoked by the FDA for cause at any time. Such revocation would cause the company to cease business. The company's blood grouping and Coombs reagents, as well as its test cell products, must be licensed by the FDA pursuant to the Public Health Service Act and are manufactured in accordance with defined standards.

    In addition, the Federal Food, Drug and Cosmetic Act and the Safe Medical Devices Act, together with regulations issued or authorized thereunder, provide for regulation by the FDA of the marketing, manufacture, labeling, packaging and distribution of medical devices, including most of the company's non-licensed products. Among the applicable regulations are requirements that medical device manufacturers register with the FDA, list devices manufactured by them, and file various reports. Regulations covering Good Manufacturing Practices for Medical Devices set forth requirements for, among other things, the company's manufacturing processes and associated record-keeping and maintenance. Certain requirements must be met before initial marketing of medical devices, ranging from a minimum obligation to notify the FDA before commencing marketing of a product substantially equivalent to devices already in commerce, to a maximum obligation to comply with the potentially expensive and time-consuming process of testing necessary to support an application for premarket approval. The FDA also has the authority, which it has so far exercised only to a limited degree, to issue performance standards to be met by most of the types of non-licensed products manufactured by the company. The company anticipates no difficulty in meeting the performance standards for the products as promulgated by the FDA.

    None of the company's current or proposed products, except those labeled for forensic use only, can be marketed in the United States without the licenses or registrations required by the FDA. Unscheduled FDA inspections of the company's facilities occur from time to time to determine compliance with applicable FDA regulations. To date, the company believes that it has satisfactorily complied with requirements imposed by the FDA, OSHA, EEOC and other government agencies. The company also believes that the manufacturing and quality control procedures it employs conform to requirements of Good Manufacturing Practices for Medical Devices regulations and does not anticipate having to make any material additional expenditures as a result of these requirements.

MARKETS AND COMPETITION

    Management believes that the world market for blood bank reagent products is approximately $160 million per year, with about 40% of the market being in the United States. There are three other companies that actively compete with the company, two of which are divisions of large, diversified corporations with substantially greater financial resources than those of Gamma. The largest share of the domestic market is held by Ortho Diagnostic Systems, a division of Johnson and Johnson, Inc., which the company believes accounts for about 35% of all domestic sales. Other competitors include Immucor and Organon-Teknika, a division of AKZO.

    Competition is based on quality of product, price, the size and talent of sales forces, ability to furnish a range of existing and new products, customer services, and continuity of product supply. During the past several years, the industry has experienced aggressive price competition, particularly among manufacturers that target large hospitals and institutions as key customers. In spite of this competitive environment, the company has maintained its worldwide sales and increased its domestic reagent market share. Management believes that this is due to the company's emphasis on product quality, the introduction of new products, specialty products, customer service and training.

RESEARCH AND DEVELOPMENT

    The company's strategy for growth includes internal research and development, technology acquisition and worldwide marketing. The research and development program is based upon the allocation of available resources among new product development, process development, product and process improvement, and technical services to manufacturing and marketing.

    Any new product developed by the company will require, prior to its domestic sale, licensing or approval to market by the FDA. There can be no assurance that any such product will be so licensed or approved, or that it will gain acceptance in the marketplace.

    In fiscal 1995, 1994 and 1993, the company expended $1,013,000, $902,000 and
$1,718,000, respectively, for research and development on monoclonal, microcolumn and electro-biosensor technologies. The company engaged in no customer-sponsored research during these periods.

PATENTS AND TRADEMARKS

    In May 1994, the company applied for a United States patent covering a new antigen/antibody detection procedure using an affinity adherence technology. See "Products Under Development--Gamma ReACT System(TM)".

    The company already holds two U.S. patents and protection in several foreign countries on the STS-M blood grouping instrumentation. The remaining lives of these two patents are 9 and 11 years, respectively, subject to payment of appropriate statutory annuities. There can be no assurance that any of the company's patent rights will be enforceable.

    The company still has the worldwide exclusive rights to a patent covering the electro-biosensor technology. See "New Technology". The duration of the company's rights to the patent is contingent on the company's development of the technology.

    The company's trademark rights to the mark "Gamma" have been federally registered. The company holds nine different trademark registrations for various uses of "Gamma" and claims trademark rights in respect of other brand names utilized to identify the company's products. The company presently owns a number of federal and state registrations and has an aggressive policy of registering its trademark rights, where such is deemed available. There can be no assurance that any of the company's registrations will be enforceable.

EMPLOYEES

    The company has 122 full-time employees, of whom 36 hold advanced technical degrees or certifications in medical technology. Of the total, 42 are sales, marketing and customer-support personnel, 48 are engaged in manufacturing and quality control, and the remainder serve in other capacities. The company has experienced a low turnover rate among its employees and considers its employee relations to be excellent. None of the company's employees are represented by a union.

EXECUTIVE OFFICERS

    The executive officers of the company and their respective ages, offices and periods of service as executive officers are set forth below. The officers are elected for one-year terms.

                                                                                           SERVED AS AN
                                                                                         EXECUTIVE OFFICER
           NAME              AGE           POSITION                                            SINCE
           ----              ---           --------                                            -----
     David E. Hatcher         72  Chairman of the Board and Chief Executive Officer             1970
     John J. Moulds           51  President and Chief Operating Officer                         1984
     Betty F. Hatcher         62  Executive Vice President -- Product Development               1992
     John Case                68  Vice President -- Regulatory Affairs                          1980
     Margaret J. O'Bannion    40  Vice President -- Finance and Chief Financial Officer         1989
     Jimmie L. Turner         56  Vice President -- Customer Services                           1989
     Gary L. Parrish          58  Vice President -- National Sales                              1994

    All of the executive officers of the company have held the office indicated or other offices, or have been employed by the company for more than five years. There are no family relationships among any of the directors or executive officers of the company.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    The company operates in one business sector and one geographic area.

ITEM 2. PROPERTIES.

    The principal manufacturing, research, shipping, sales and administrative functions of the company are conducted in a 41,000 square foot building located in northwest Houston on a three-acre tract of land owned by the company. The land and building are subject to a first lien mortgage. Management believes that the facility is both suitable and adequate for current production needs and has no plans for expanding its domestic facilities in fiscal 1996. The company is currently evaluating potential manufacturing sites outside the United States for the production of ReACT test systems, scheduled to begin in late fiscal 1996.

ITEM 3. LEGAL PROCEEDINGS.

    The company is involved in various legal actions that are in various stages of litigation and investigation by the company and its legal counsel. After reviewing all actions pending or threatened involving the company, management believes that while the resolution of any matter may have an impact on the financial results of the period in which the matter is settled, their ultimate resolution will not have any material adverse affect upon the business or consolidated financial position of the company. Since these matters are in various stages of proceedings, future developments could cause management to revise its assessment of these matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    During the fourth quarter of fiscal 1995, no matter was submitted to a vote of security holders of the company.

                                  P A R T  II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

    The information contained under "Market for Registrant's Common Equity and Related Shareholder Matters" on page 14 of the company's annual report to shareholders for the year ended March 31, 1995, is incorporated herein by reference. See also Notes 7 and 8 of Notes to Consolidated Financial Statements on page 29 of the company's annual report to shareholders for the year ended March 31, 1995, which is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

    The information contained under "Selected Financial Data" on pages 14 and 15 of the company's annual report to shareholders for the year ended March 31, 1995, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 16 through 20 of the company's annual report to shareholders for the year ended March 31, 1995, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The following consolidated financial statements of the company and its subsidiaries, included on pages 21 through 31 of the company's annual report to shareholders for the year ended March 31, 1995, are incorporated herein by reference:

    Statements of Consolidated Income -- Years ended March 31, 1995, 1994 and
    1993

    Consolidated Balance Sheets -- March 31, 1995 and 1994

    Statements of Changes in Shareholders' Equity -- Years ended March 31, 1995, 1994 and 1993

    Statements of Consolidated Cash Flows -- Years ended March 31, 1995, 1994 and 1993

    Notes to Consolidated Financial Statements

    The information contained under "Quarterly Financial Data" on page 15 of the company's annual report to shareholders for the year ended March 31, 1995, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                  P A R T  III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information contained under "Election of Directors" on pages 3 and 4 of the company's proxy statement dated June 28, 1995, which has been filed with the Securities and Exchange Commission, is incorporated herein by reference. Reference is made to the information set forth under the caption "Executive Officers" on page 9 in Item 1 of this report, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    The information contained under "Executive Officers", "Severance Agreements", and "Split-Dollar Agreements" on pages 4 through 10 (except for the Compensation/Stock Option Committee

Report therein) of the company's proxy statement dated June 28, 1995, which has been filed with the Securities and Exchange Commission, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information contained under "Common Stock Outstanding and Principal Holders Thereof" on pages 2 and 3 of the company's proxy statement dated June 28, 1995, which has been filed with the Securities and Exchange Commission, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information contained under "Certain Relationships and Related Transactions" on pages 12 and 13 of the company's proxy statement dated June 28, 1995, which has been filed with the Securities and Exchange Commission, is incorporated herein by reference.

                                  P A R T  IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) (1) AND (2) FINANCIAL STATEMENTS AND RELATED SCHEDULES
      The response to this portion of Item 14 is submitted as a separate section of this report.

      (3)  EXHIBITS
      The response to this portion of Item 14 is submitted as a separate section of this report.

  (b) REPORTS ON FORM 8-K
      No Report on Form 8-K was filed by the company during the quarter ended March 31, 1995.

  (c) EXHIBITS
      See Item 14(a)(3), above.

  (d) FINANCIAL STATEMENT SCHEDULES
      Such schedules are not required or are disclosed in the financial statements.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                              GAMMA BIOLOGICALS, INC.



                              By:  DAVID E. HATCHER
                                   ----------------------------------------
                                   (DAVID E. HATCHER, CHAIRMAN OF THE BOARD
                                   OF DIRECTORS AND CHIEF EXECUTIVE OFFICER)

Dated: June 23, 1995

   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


           SIGNATURES                       TITLE                      DATE
         --------------                    -------                    -------
       DAVID E. HATCHER       Chairman of the Board of Directors   June 23, 1995
    -----------------------   and Chief Executive Officer
      (DAVID E. HATCHER)      (Principal executive officer)

     MARGARET J. O'BANNION    Vice President--Finance and          June 23, 1995
    -----------------------   Chief Financial Officer
    (MARGARET J. O'BANNION)   (Principal financial and
                              accounting officer)

        JOHN J. MOULDS        Director and President               June 23, 1995
    -----------------------
       (JOHN J. MOULDS)

     BETTY FRANCIS HATCHER    Director and Executive Vice          June 23, 1995
    -----------------------   President
    (BETTY FRANCIS HATCHER)

       BRYAN J. BRIEDEN       Director                             June 23, 1995
    -----------------------
      (BRYAN J. BRIEDEN)

        R. BRUCE LABOON       Director                             June 23, 1995
    -----------------------
       (R. BRUCE LABOON)

       HAYLE B. RANDOLPH      Director                             June 23, 1995
    -----------------------
      (HAYLE B. RANDOLPH)

                   REPORT AND CONSENT OF INDEPENDENT AUDITORS

Gamma Biologicals, Inc.:

    We have audited the consolidated financial statements of Gamma Biologicals, Inc. and subsidiaries (the company) as of March 31, 1995 and 1994, and for each of the three years in the period ended March 31, 1995, and have issued our report thereon dated June 9, 1995; such consolidated financial statements and report are included in your 1995 Annual Report to Shareholders and are incorporated herein by reference. We consent to the incorporation by reference of our report included in the company's Annual Report to Shareholders into the company's Annual Report to the Securities and Exchange Commission filed on this Form 10-K and of our report and related consent in the Registration Statement of Gamma Biologicals, Inc. on Form S-8 (File No. 33-44950).



DELOITTE & TOUCHE LLP
Houston, Texas
June 9, 1995

                           ANNUAL REPORT ON FORM 10-K

                                 ITEM 14(a)(3)

                                 EXHIBIT INDEX

                                    EXHIBIT



                           Year Ended March 31, 1995



                            GAMMA BIOLOGICALS, INC.

                                 HOUSTON, TEXAS

                           ANNUAL REPORT ON FORM 10-K

                                 ITEM 14(a)(3)

                    GAMMA BIOLOGICALS, INC. AND SUBSIDIARIES

                                 MARCH 31, 1995

  EXHIBIT
  NUMBER
  -------

     3(a)           --Articles of Incorporation of the Company, as amended to
                      date. Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-18 (File No. 2-68275) dated June 27, 1980.

      (b)           --Amended and Restated Bylaws of the Company dated April 13,
                      1990. Incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended March 31, 1990 (the "1990 Form 10-K").

     4(a)           --Specimen Common Stock certificate of the Company.
                      Incorporated by reference to Exhibit 4(a) to the 1990 Form 10-K.

      (b)           --Shareholder Rights Plan dated as of September 5, 1989.
                      Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated September 5, 1989.

    10(a)           --Restated and Amended Split-Dollar Agreement dated May 29,
                      1990 between the Company and David E. Hatcher. Incorporated by reference to Exhibit 10(a) to the 1990 Form 10-K.

      (b)           --Restated and Amended Split-Dollar Agreement dated May 29,
                      1990 between the Company and Betty F. Hatcher. Incorporated by reference to Exhibit 10(b) to the 1990 Form 10-K.

      (c)           --Restated and Amended Split-Dollar Agreement dated May 29,
                      1990 between the Company and Bryan J. Brieden. Incorporated by reference to Exhibit 10(c) to the 1990 Form 10-K.

      (d)           --Restated and Amended Split-Dollar Agreement dated May 29,
                      1990 between the Company and Larry E. Letwin. Incorporated by reference to Exhibit 10(d) to the 1990 Form 10-K.

      (e)           --Amendment to Restated and Amended Split-Dollar Agreement
                      dated May 8, 1991 between the Company and David E. Hatcher. Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended March 31, 1991 (the "1991 Form 10-K").

      (f)           --Amendment to Restated and Amended Split-Dollar Agreement
                      dated May 8, 1991 between the Company and David E. Hatcher. Incorporated by reference to Exhibit 10(f) to the 1991 Form 10-K.

      (g)           --Amendment to Restated and Amended Split-Dollar Agreement
                      dated May 8, 1991 between the Company and Betty F. Hatcher. Incorporated by reference to Exhibit 10(g) to the 1991 Form 10-K.

  EXHIBIT
  NUMBER
  -------

      (h)           --Amendment to Restated and Amended Split-Dollar Agreement
                      dated May 8, 1991 between the Company and Betty F. Hatcher. Incorporated by reference to Exhibit 10(h) to the 1991 Form 10-K.

      (i)           --Amendment to Restated and Amended Split-Dollar Agreement
                      dated May 8, 1991 between the Company and Bryan J. Brieden. Incorporated by reference to Exhibit 10(i) to the 1991 Form 10-K.

      (j)           --Amendment to Restated and Amended Split-Dollar Agreement
                      dated May 8, 1991 between the Company and Larry E. Letwin. Incorporated by reference to Exhibit 10(j) to the 1991 Form 10-K.

      (k)           --Split-Dollar Agreement dated March 25, 1993 between the
                      Company and John J. Moulds. Incorporated by reference to
                      Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended March 31, 1993 (the "1993 Form 10-K").

      (l)           --Split-Dollar Agreement dated March 25, 1993 between the
                      Company and Margaret J. O'Bannion. Incorporated by reference to Exhibit 10(l) to the 1993 Form 10-K.

      (m)           --Split-Dollar Agreement dated March 25, 1993 between the
                      Company and Jimmie L. Turner. Incorporated by reference to
                      Exhibit 10(m) to the 1993 Form 10-K.

      (n)           --Split-Dollar Agreement dated March 25, 1993 between the
                      Company and Jimmie L. Turner. Incorporated by reference to
                      Exhibit 10(n) to the 1993 Form 10-K.

      (o)           --Incentive Stock Option Plan of the Company. Incorporated
                      by reference to the Company's Proxy Statement dated June 25, 1987, Exhibit A.

      (p)           --1991 Employee Stock Option Plan of the Company.
                      Incorporated by reference to Exhibit 28.2 to the Company's Registration Statement on Form S-8 (File No. 33-44950) dated January 6, 1992.

      (q)           --1991 Outside Director Stock Option Plan of the Company.
                      Incorporated by reference to Exhibit 28.3 to the Company's Registration Statement on Form S-8 (File No. 33-44950) dated January 6, 1992.

      (r)           --401(k) Retirement Savings Plan of the Company adopted July
                      1, 1992. Incorporated by reference to Exhibit 10(r) to the 1993 Form 10-K.

      (s)           --Distributorship Agreement dated April 27, 1990 between the
                      Company and Delta Biologicals S.r.l. Incorporated by reference to Exhibit 10(r) to the 1990 Form 10-K.

      (t)           --Commission Agreement dated April 27, 1990 between the
                      Company and GDU Trading Company, Ltd. Incorporated by reference to Exhibit 10(s) to the 1990 Form 10-K.

  EXHIBIT
  NUMBER
  -------

      (u)           --Patent License Agreement effective November 30, 1990
                      between the Company and the Board of Regents of the University of Texas System. Incorporated by reference to
                      Exhibit 10(s) to the 1991 Form 10-K.

      (v)           --Term and Revolving Line of Credit Loan Agreement dated
                      August 17, 1990 between Sterling Bank and the Company. Incorporated by reference to Exhibit 10(v) to the 1991 Form 10-K.

      (w)           --Promissory Note dated November 2, 1990 payable to the
                      order of Sterling Bank by the Company. Incorporated by reference to Exhibit 10(w) to the 1991 Form 10-K.

      (x)           --Employment Contract dated January 29, 1976 between the
                      Company and John Case. Incorporated by reference to
                      Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the year ended March 31, 1986.

      (y)           --Severance Agreement dated April 25, 1990 between Betty F.
                      Hatcher and the Company. Incorporated by reference to
                      Exhibit 10(jj) to the 1990 Form 10-K.

      (z)           --Severance Agreement dated October 18, 1989 between John J.
                      Moulds and the Company. Incorporated by reference to
                      Exhibit 10(kk) to the 1990 Form 10-K.

      (aa)          --Severance Agreement dated October 2, 1989 between David E.
                      Hatcher and the Company. Incorporated by reference to
                      Exhibit 10(ee) to the 1990 Form 10-K.

      (bb)          --Severance Agreement dated July 25, 1991 between Margaret
                      J. O'Bannion and the Company. Incorporated by reference to Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the year ended March 31, 1992 (the "1992 Form 10-K").

      (cc)          --Severance Agreement dated July 25, 1991 between Jimmie L.
                      Turner and the Company. Incorporated by reference to
                      Exhibit 10(dd) to the 1992 Form 10-K.

      (dd)          --Listing Agreement dated May 14, 1990 between the Company and the American Stock Exchange. Incorporated by reference to Exhibit 10(mm) to the 1990 Form 10-K.

      (ee)          --Agreement Concerning Issuance of Rights. Incorporated by
                      reference to Exhibit 10(nn) to the 1990 Form 10-K.

      (ff)          --Asset Purchase Agreement dated effective April 1, 1992
                      between the Company and JB Plastics, Inc., with accompanying exhibits. Incorporated by reference to
                      Exhibit 10(gg) to the 1992 Form 10-K.

  EXHIBIT
  NUMBER
  -------

    11              --Incorporated by reference to the Company's Statements of
                      Consolidated Income for the years ended March 31, 1995, 1994 and 1993 on page 21 of the Company's Annual Report to Shareholders for the year ended March 31, 1995 and to Note 1 of Notes to Consolidated Financial Statements on page 25 of the Company's Annual Report to Shareholders for the year ended March 31, 1995.

    13              --The Company's Annual Report to Shareholders for the year ended March 31, 1995.

    21              --Subsidiaries of the Company.

    27              --Financial Data Schedule.