Form 10-Q
period 1995-06-30
GAMMA BIOLOGICALS INC
filed 1995-08-14
CIK 317890

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1995

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to________________________

Commission file number 1-10538

                            GAMMA BIOLOGICALS, INC.
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Texas                                         74-1668436
-----------------------------------            ---------------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)

                    3700 Mangum Road, Houston, Texas 77092
          ----------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (713) 681-8481
          ----------------------------------------------------------
             (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes   [X]                         No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                     At August 11, 1995:   4,541,134 Shares

                         PART I. FINANCIAL INFORMATION
                            GAMMA BIOLOGICALS, INC.
                          Consolidated Balance Sheets
                                  (Unaudited)

ASSETS                                      JUNE 30,        MARCH 31,
                                              1995            1995
                                          ------------     -----------
                                          (UNAUDITED)

CURRENT ASSETS:
  Cash and cash equivalents.............   $ 1,712,273     $ 1,795,854
  Short-term investments................     2,096,140       2,094,112
  Receivables - net of allowance for
   doubtful accounts of $206,834
   and $201,668 respectively............     3,633,597       3,987,349
  Inventories...........................     3,952,949       3,807,495
  Prepaid expenses......................       468,521         514,334
  Deferred taxes........................       132,900         124,400
                                          ------------     -----------
        Total current assets............    11,996,380      12,323,544
                                          ------------     -----------
PROPERTY - At cost, net of accumulated
  depreciation and amortization
  of $5,239,399 and $5,084,309,
  respectively..........................     4,523,931       4,190,560
CASH VALUE OF LIFE INSURANCE............     1,611,361       1,531,998
OTHER ASSETS............................       293,994         337,806
                                          ------------     -----------

        TOTAL...........................   $18,425,666     $18,383,908
                                          ============     ===========

  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term
   obligations..........................   $   557,102     $   602,746
  Accounts payable - trade..............       409,489         565,649
  Dividends payable.....................       113,529         113,528
  Accrued salaries and other expenses...       506,910         366,446
                                          ------------     -----------
  Total current liabilities.............     1,587,030       1,648,369
                                          ------------     -----------

LONG-TERM OBLIGATIONS...................        11,099          19,263
                                          ------------     -----------
DEFERRED TAXES..........................       268,600         262,600
                                          ------------     -----------
SHAREHOLDERS' EQUITY....................    16,558,937      16,453,676
                                          ------------     -----------
        TOTAL...........................   $18,425,666     $18,383,908
                                          ============     ===========


           See notes to unaudited consolidated financial statements.

                            GAMMA BIOLOGICALS, INC.
                       Statements of Consolidated Income
                                  (Unaudited)

                                                         THREE MONTHS ENDED
                                                     --------------------------
                                                              JUNE 30,
                                                     --------------------------
                                                         1995          1994
                                                     ------------  ------------

NET SALES.......................................       $4,088,237   $4,343,115

COST OF SALES...................................        1,916,673    2,043,020
                                                     ------------  ------------
GROSS MARGIN....................................        2,171,564    2,300,095
                                                     ------------  ------------
OPERATING EXPENSES:
  Selling.......................................          858,591      858,402
  General and administrative....................          547,516      540,822
  Shipping and warehouse........................          228,514      158,227
  Research and development......................          300,242      214,028
                                                     ------------  ------------
          Total operating expenses..............        1,934,863    1,771,479
                                                     ------------  ------------
OPERATING INCOME................................          236,701      528,616
                                                     ------------  ------------
OTHER INCOME (EXPENSE):
  Interest income...............................           68,944       48,307
  Interest expense..............................          (14,389)     (18,314)
  Other - net...................................           23,735      (18,324)
                                                     ------------  ------------
          Other income - net....................           78,290       11,669
                                                     ------------  ------------
INCOME BEFORE INCOME TAXES......................          314,991      540,285
INCOME TAXES....................................           94,500      187,250
                                                     ------------  ------------
NET INCOME......................................       $  220,491   $  353,035
                                                     ============  ============
Weighted average number of common and
   common equivalent shares outstanding.........        4,600,058    4,729,586
                                                     ------------  ------------
Net income per common and common
   equivalent share.............................             $.05         $.07
                                                     ============  ===========


           See notes to unaudited consolidated financial statements.

                            GAMMA BIOLOGICALS, INC.
           Statements of Consolidated Changes in Shareholders' Equity
                                  (Unaudited)

                                                         THREE MONTHS ENDED
                                                      -------------------------
                                                              JUNE 30,
                                                      -------------------------
                                                    1995                       1994
                                         --------------------------  ------------------------
                                           SHARES        AMOUNT        SHARES       AMOUNT
                                         -----------  -------------  ----------  ------------

COMMON STOCK.........................     4,700,303   $    470,030   4,700,078   $   470,008
                                       -----------------------------------------------------

CAPITAL IN EXCESS OF PAR.............                   13,482,615                13,481,763
                                       -----------------------------------------------------

RETAINED EARNINGS
  Balance, beginning of period.......                    3,619,289                 2,609,496
  Net income.........................                      220,491                   353,035
  Dividends declared.................                     (113,605)                 (115,003)
                                       -----------------------------------------------------
  Balance, end of period.............                    3,726,175                 2,847,528
                                       -----------------------------------------------------

UNREALIZED INVESTMENT LOSS
  Balance, beginning of period.......                                                (87,683)
  Current period unrealized loss.....                       (1,625)                   (1,626)
                                       -----------------------------------------------------
  Balance, end of period.............                       (1,625)                  (89,309)
                                       -----------------------------------------------------

TREASURY STOCK.......................      (159,169)    (1,118,258)    (99,952)     (853,469)
                                       -----------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY...........     4,541,134   $ 16,558,937   4,600,126   $15,856,521
                                       =====================================================



           See notes to unaudited consolidated financial statements.

                            GAMMA BIOLOGICALS, INC.
                     Statements of Consolidated Cash Flows
                                  (Unaudited)

                                                THREE MONTHS ENDED
                                           -----------------------------
                                                     JUNE 30,
                                           -----------------------------
                                                1995           1994
                                           --------------  -------------
                                           [INCREASE (DECREASE) IN CASH]

Cash flows from operating activities:
  Cash received from customers.............  $  4,456,373   $  4,185,893
  Interest received........................        38,213         30,000
  Cash paid to suppliers and employees.....    (3,837,137)    (4,094,629)
  Interest paid............................       (14,389)       (18,314)
                                             ------------   ------------
  Net cash provided by operating
    activities.............................       643,060        102,950
                                             ------------   ------------
Cash flows from investing activities:
  Property additions.......................      (488,461)      (183,358)
  Increase in cash surrender value of life
    insurance..............................       (79,363)       (60,713)
  Proceeds from sale of equipment..........         8,595         13,508
                                             ------------   ------------
  Net cash used in investing activities....      (559,229)      (230,563)
                                             ------------   ------------
Cash flows from financing activities:
  Payments on long-term obligations........       (53,808)       (52,906)
  Dividends paid...........................      (113,604)      (115,004)
                                             ------------   ------------
  Net cash used in financing activities....      (167,412)      (167,910)
                                             ------------   ------------
 Net decrease in cash......................       (83,581)      (295,523)

 Cash and cash equivalents at beginning
   of period...............................     1,795,854      3,175,265
                                             ------------   ------------
Cash and cash equivalents at end of
 period....................................  $  1,712,273   $  2,879,742
                                             ============   ============

                            GAMMA BIOLOGICALS, INC.
                     Statements of Consolidated Cash Flows
                                  (Unaudited)


Reconciliation of Net Income to
Net Cash Provided by Operating Activities

                                             THREE MONTHS ENDED
                                          ------------------------
                                                  JUNE 30,
                                          ------------------------
                                             1995         1994
                                          -----------  -----------

Net Income............................... $  220,491   $  353,035
Adjustments to reconcile net income to
  cash provided by operating activities:
     Depreciation........................    155,090      127,679
     Amortization of goodwill............                  36,758
     Loss on sale of fixed assets........                  18,823
     (Increase) decrease in accounts
      receivable.........................    382,455     (135,480)
     Increase in investments.............    (30,731)     (18,307)
     Increase in inventory...............   (145,454)      (6,196)
     (Increase) decrease in prepaid
      expenses...........................     37,218      (89,101)
     (Increase) decrease in other
      assets.............................     42,187      (17,701)
     Decrease in accounts payable........   (156,160)    (174,309)
     Increase in accrued salaries and
      other expenses.....................    137,964        7,749
                                          ----------   ----------
Net Cash Provided by
        Operating Activities............. $  643,060   $  102,950
                                          ==========   ==========

Supplemental Schedule of Non-Cash Investing and Financing Activities:

The company entered into various capital leases for new equipment, which increased the company's property and long-term debt by $119,389 in 1994.


           See notes to unaudited consolidated financial statements.

                            GAMMA BIOLOGICALS, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1. Reconciliation of statutory rate with effective United States income tax rate:

                                          THREE MONTHS ENDED
                                          ------------------
                                               JUNE 30,
                                          ------------------

                                            1995       1994
                                            ----       ----

     Statutory rate........................ 34.0%      34.0%
     Increase (decrease) resulting from:
        Exempt export earnings............. (5.2)
        Life insurance premiums............  1.1         .1
        Amortization of goodwill...........             2.3
        Other-net..........................   .1       (1.7)
                                            ----       ----
     Effective tax rate.................... 30.0%      34.7%
                                            ====       ====

     The provision for deferred income taxes is based on the liability method prescribed by SFAS No. 109, which was adopted by the company during the first quarter of 1994. A deferred income tax liability or asset is recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in net taxable or deductible amounts in future years. Significant components of the company's deferred tax assets (liabilities) are as follows:


                                             JUNE 30, 1995    MARCH 31, 1995
                                             --------------   ---------------


     Allowance for bad debts...............     $   70,300       $   68,600
     Inventory costs capitalized...........         57,600           50,800
     Other.................................          5,000            5,000
                                                ----------       ----------
       Net current deferred tax asset......        132,900          124,400
                                                ----------       ----------
     Difference between book and tax
       basis of property, plant and
       equipment...........................       (253,000)        (254,000)
     Other.................................        (15,600)          (8,600)
                                                ----------       ----------
       Net noncurrent deferred tax
         liability.........................       (268,600)        (262,600)
                                                ----------       ----------

     Net deferred tax liability............     $ (135,700)      $ (138,200)
                                                ==========       ==========

2. Net income per common and common equivalent share is computed using weighted average number of shares and dilutive equivalent shares outstanding during each period. The weighted average number of shares for the three-month period ended June 30 was 4,600,058 in 1995 and 4,729,586 in 1994.

3. Inventories are valued at the lower of cost or market value, based on the cost method summarized below:

                                             JUNE 30, 1995  MARCH 31, 1995
                                             -------------  --------------

     First-in, first out:
       Finished products..................     $1,747,757      $1,540,278
       Products in process................        534,584         650,443
                                               ----------      ----------
                                                2,282,341       2,190,721
                                               ----------      ----------

     Specific identification:
       Raw material.......................        809,667         840,289
       Finished instrument systems........          3,624           3,648
                                               ----------      ----------
                                                  813,291         843,937
                                               ----------      ----------

     Average:
       Supplies...........................        857,317         772,837
                                               ----------      ----------
         Total............................     $3,952,949      $3,807,495
                                               ==========      ==========

4.   INVESTMENTS

     The company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in 1994. In accordance with this Statement, the company has classified its investment in equity securities as "available for sale", which is reported at fair value. Unrealized holding gains and losses are reported in a separate component of shareholders' equity until realized. The company has the positive intent and ability to hold its investments in debt securities to maturity; these investments are reported at amortized cost. Investments in debt and equity securities are summarized as follows:


                                                                            UNREALIZED     CARRYING
                  TYPE                      CLASSIFICATION    FAIR VALUE    GAIN (LOSS)      VALUE
-----------------------------------------------------------------------------------------------------
Three months ended June 30, 1995
Equity securities:
        Common stock....................  Available for sale   $    8,944     (1,625)      $    8,944
Debt securities:
        U.S. Government:
         Federal Farm Credit Banks -
          due 9/1/95....................   Held to maturity       999,690       (545)       1,000,235
         Treasury Notes - due 3/3/96....   Held to maturity       995,630        661          994,969
        Certificates of Deposit - due
           9/11/95......................   Held to maturity       100,937                     100,937
                                                               --------------------------------------
         Total debt securities.............................     2,096,257        116        2,096,140
                                                               --------------------------------------
          Total investments................................    $2,105,201     (1,509)      $2,105,084
                                                               ======================================

Three months ended June 30, 1994
Equity securities:
        Common stock....................  Available for sale   $   13,000     (1,626)      $   13,000
Debt securities:
        U.S. Government:
         Federal Farm Credit Banks -
          due 9/1/94....................   Held to maturity     2,011,260    (63,275)       2,074,535
        Certificates of Deposit - due
         9/12/94........................   Held to maturity       100,860                     100,860
                                                               --------------------------------------
         Total debt securities.............................     2,112,120    (63,275)       2,175,395
                                                               --------------------------------------
           Total investments...............................    $2,125,120    (64,901)      $2,188,395
                                                               ======================================


5. In the opinion of management, the unaudited consolidated condensed financial statements for Gamma Biologicals, Inc. (the "company") includes all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position of the company as of June 30, 1995, the results of operations of the three month periods ended June 30, 1995 and 1994 and cash flows for the three month periods ended June 30, 1995 and 1994. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.


6.   LONG-TERM OBLIGATIONS
     Long-term obligations consist of:

                                                 JUNE 30, 1995  MARCH 31, 1995
                                                 -------------  --------------

     Mortgage note, due monthly through
      1995.................................         $485,552        $508,434

     Other obligations.....................           82,649         113,575
                                                    --------        --------
                                                     568,201         622,009
        Less current portion...............          557,102         602,746
                                                    --------        --------
      Total long-term obligations...........        $ 11,099        $ 19,263
                                                    ========        ========

     The mortgage note bears interest at the bank's base rate, but not less than 7% nor more than 13%. At June 30, 1995, the note bore interest at 10.0%. The mortgage note is collaterized by a first lien on the company's land and building.

7.   SALES BY GEOGRAPHIC AREA

     The company operates within one dominant segment - the manufacture and sale of blood bank and diagnostic products - and has no customer which accounts for 10% or more of its total sales. The company operates in one geographic area, the United States, from which it sells to numerous countries.


                                             THREE MONTHS ENDED
                                          ------------------------
                                                  JUNE 30,
                                          ------------------------
                                             1995         1994
                                          -----------  -----------
     Net sales to unaffiliated customers:
           United States.................  $2,990,547   $3,119,202
           Europe........................     387,824      477,703
           Pacific Region................     281,097      297,155
           Mexico, Central and South
            America......................     158,949      253,095
           Middle East...................     208,571      125,977
           Other.........................      61,249       69,983
                                           ----------   ----------
           Total.........................  $4,088,237   $4,343,115
                                           ==========   ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 1995
--------------------------------

     Company sales declined nearly 6% for the three months ended June 30, 1995 when compared with the same period in 1994. Domestic sales declined 4% due, in large part, to the anticipated decrease in STS-M reagent and disposable sales and instrument service contract revenue, along with the shrinkage in sales of third-party products caused by short supply. Management expects the downward trend of STS-M related revenues to continue as these mature instruments are retired. It also appears that third-party product sales will continue to be affected by a supply shortage for the interim. Sales of the new SegmentSampler partially offset losses and should increasingly offset future declines. International sales decreased 10% due to a number of factors, primarily the reorganization of the dealer network and the recent currency volatility in Mexico and Argentina where the company has significant dealings. Future periods should show improvement as new dealers are fully in place and economic conditions stabilize.

     Gross margin as a percentage of sales remained at 53% in 1995 due to the positive effect of reduced travel and personnel expenses related to discontinued STS-M service contracts combined with decreased sales of lower-margin STS-M disposables and third-party products.

     Selling and general and administrative expenses remained relatively constant with the prior period. Shipping and warehouse expenses increased 44% compared with the same period in 1994 due to supply price increases, along with increased staffing and depreciation expense related to the first phase of the bar coding system installed in March 1995. The bar coding system, when complete, is expected to provide significant long-term benefits to the shipping, warehousing and manufacturing functions.

     Research and development expenses increased 40% in 1995 due to costs associated with the ongoing electro-biosensor research at two university centers and development costs for the ReACT project.

     Interest income increased due to an increase in funds invested and higher interest rates in the current period. Interest expense decreased due to normal debt retirement. Other income for 1995 is related to the sale of infectious mononucleosis test kit technology, one of the company's low-volume serological products. Other expense for 1994 represented losses on the disposal of obsolete computer equipment in connection with the installation of a network system.

     The provision for income taxes fell in 1995 due to lower pretax earnings.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


     Net cash flows increased approximately $212,000 during the three month period ended June 30, 1995 compared with the same period in 1994. Operating cash flows improved by $540,000 due to collection of international receivables and the absence of payments of license fees that affected 1994 operating cash flows. A $305,000 increase in capital expenditures for manufacturing modernization partially offset the gains in operating cash flows. Management expects that capital expenditures will continue to be higher than usual for the next 12 months to complete all planned improvements. Management also believes that operating cash flows will be sufficient to meet future operating needs.

     In April 1995, we ordered the first production lot of 25 ReACT microcolumn centrifuges that should be available for sale internationally in late fiscal 1996. This lot will cost about $23,000, plus a one-time molding charge of $42,000. We are evaluating potential manufacturing sites outside the United States, since FDA approval to market ReACT in the United States may take as long as two years. In regards to the electro-biosensor research, additional funding of $155,000 has been committed to one of the research centers for 1996.

     The company's existing capital resources, consisting of $3,800,000 in cash and short-term investments and a $1,500,000 revolving credit line, should be sufficient to support planned product development and capital improvements during the next 12 months.

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits, Part II

              (27) Article 5 Financial Data Schedule

          (b) Reports on Form 8-K - None

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                              GAMMA BIOLOGICALS, INC.



August 11, 1995               By:  /s/ John J. Moulds
                                   -------------------------------
                                   John J. Moulds
                                   President
                                   (Chief Operating Officer)



August 11, 1995               By:  /s/ Margaret J. O'Bannion
                                   -------------------------------
                                   Margaret J. O'Bannion
                                   Vice President - Finance
                                   (Chief Financial Officer)