Form 10-Q
period 1995-09-30
GAMMA BIOLOGICALS INC
filed 1995-11-13
CIK 317890

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
Commission file number 1-10538

                            GAMMA BIOLOGICALS, INC.
             (Exact name of registrant as specified in its charter)

           Texas                                            74-1668436
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


3700 Mangum Road, Houston, Texas                                77092
(Address of principal executive offices)                     (Zip code)


                                 (713) 681-8481
              (Registrant's telephone number, including area code)


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


                    At November 10, 1995:   4,545,984 Shares

                         PART I. FINANCIAL INFORMATION
                            GAMMA BIOLOGICALS, INC.
                          Consolidated Balance Sheets
                                  (Unaudited)

     ASSETS                             SEPTEMBER 30, 1995    MARCH 31, 1995
                                        ------------------    --------------
                                           (UNAUDITED)

CURRENT ASSETS:
  Cash and cash equivalents.............       $ 1,458,960       $ 1,795,854
  Short-term investments................         2,082,963         2,094,112
  Receivables - net of allowance for
   doubtful accounts of $209,123 and
   $201,668, respectively...............         3,431,537         3,987,349
  Inventories...........................         4,097,722         3,807,495
  Prepaid expenses......................           429,378           514,334
  Deferred taxes........................           128,700           124,400
                                               -----------       -----------

        Total current assets............        11,629,260        12,323,544
                                               -----------       -----------
PROPERTY - at cost, net of accumulated
  depreciation and amortization of
  $5,369,101 and $5,084,309,respectively.        4,836,520         4,190,560
CASH VALUE OF LIFE INSURANCE.............        1,627,865         1,531,998
OTHER ASSETS.............................          300,967           337,806
                                               -----------       -----------
        TOTAL............................      $18,394,612       $18,383,908
                                               ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term
   obligations...........................      $   510,338       $   602,746
  Accounts payable - trade...............          417,910           565,649
  Dividends payable......................          113,566           113,528
  Accrued salaries and other expenses....          315,890           366,446
                                               -----------       -----------
        Total current liabilities........        1,357,704         1,648,369
                                               -----------       -----------
LONG-TERM OBLIGATIONS....................            2,798            19,263
                                               -----------       -----------
DEFERRED TAXES...........................          275,100           262,600
                                               -----------       -----------
SHAREHOLDERS' EQUITY.....................       16,759,010        16,453,676
                                               -----------       -----------
        TOTAL............................      $18,394,612       $18,383,908
                                               ===========       ===========


           See notes to unaudited consolidated financial statements.

                            GAMMA BIOLOGICALS, INC.
                       Statements of Consolidated Income
                                  (Unaudited)

                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                            ------------------------    ------------------------
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                            ------------------------    ------------------------
                                               1995          1994          1995          1994
                                            -----------   ----------    ----------    ----------

NET SALES...............................    $ 4,331,561   $4,300,750    $8,419,798    $8,643,865

COST OF SALES...........................      1,920,354    1,901,384     3,837,027     3,944,404
                                            -----------   ----------    ----------    ----------
GROSS MARGIN............................      2,411,207    2,399,366     4,582,771     4,699,461
                                            -----------   ----------    ----------    ----------
OPERATING EXPENSES:
  Selling...............................        871,105      906,293     1,729,696     1,764,695
  General and administrative............        585,949      569,344     1,133,465     1,110,166
  Shipping and warehouse................        243,968      181,257       472,482       339,484
  Research and development..............        328,715      259,132       628,957       473,160
                                            -----------   ----------    ----------    ----------
          Total operating expense.......      2,029,737    1,916,026     3,964,600     3,687,505
                                            -----------   ----------    ----------    ----------
OPERATING INCOME........................        381,470      483,340       618,171     1,011,956
                                            -----------   ----------    ----------    ----------
OTHER INCOME (EXPENSE):
       Interest income..................         67,931       60,385       136,875       108,692
       Interest expense.................        (17,661)     (16,560)      (32,050)      (34,874)
       Other - net......................         (1,456)     (20,242)       22,279       (38,566)
                                            -----------   ----------    ----------    ----------
          Other income - net............         48,814       23,583       127,104        35,252
                                            -----------   ----------    ----------    ----------
INCOME BEFORE INCOME TAXES..............        430,284      506,923       745,275     1,047,208
INCOME TAXES............................        126,700      196,250       221,200       383,500
                                            -----------   ----------    ----------    ----------
NET INCOME..............................    $   303,584   $  310,673    $  524,075    $  663,708
                                            ===========   ==========    ==========    ==========
Weighted average number of common and
   common equivalent shares outstanding.      4,597,956    4,692,499     4,597,511     4,693,202
                                            -----------   ----------    ----------    ----------
Net income per common and common
   equivalent share.....................           $.07         $.07          $.11          $.14
                                            ===========   ==========    ==========    ==========




           See notes to unaudited consolidated financial statements.

                            GAMMA BIOLOGICALS, INC.
           Statements of Consolidated Changes in Shareholders' Equity
                                  (Unaudited)

                                                           SIX MONTHS ENDED
                                         -----------------------------------------------------
                                                            SEPTEMBER 30,
                                         -----------------------------------------------------
                                                    1995                       1994
                                         --------------------------  -------------------------
                                           SHARES        AMOUNT        SHARES        AMOUNT
                                         -----------  -------------  -----------  ------------

COMMON STOCK
  Balance, beginning of period.........   4,700,303   $    470,030    4,700,078   $   470,008
  Exercise of stock options............       3,000            300
                                         ----------   ------------   ----------   -----------
       Balance, end of period..........   4,703,303        470,330    4,700,078       470,008
                                         ----------   ------------   ----------   -----------
CAPITAL IN EXCESS OF PAR
       Balance, beginning of period....                 13,482,615                 13,481,763
       Exercise of stock options.......                      8,130
                                         ----------   ------------   ----------   -----------
       Balance, end of period..........                 13,490,745                 13,481,763
                                         ----------   ------------   ----------   -----------
RETAINED EARNINGS
       Balance, beginning of period....                  3,619,289                  2,609,496
       Net income......................                    524,075                    663,708
       Dividends declared..............                   (227,171)                  (229,562)
                                         ----------   ------------   ----------   -----------
       Balance, end of period..........                  3,916,193                  3,043,642
                                         ----------   ------------   ----------   -----------
UNREALIZED INVESTMENT LOSS
       Balance, beginning of period....                                               (87,683)
       Current period unrealized loss..                                                (5,819)
                                         ----------   ------------   ----------   -----------
       Balance, end of period..........                                               (93,502)
                                         ----------   ------------   ----------   -----------
TREASURY STOCK
       Balance, beginning of period....    (159,169)    (1,118,258)     (99,952)     (853,469)
       Purchase of treasury stock......                                  (8,200)      (38,419)
                                         ----------   ------------   ----------   -----------
       Balance, end of period..........    (159,169)    (1,118,258)    (108,152)     (891,888)
                                         ----------   ------------   ----------   -----------
TOTAL SHAREHOLDERS' EQUITY.............   4,544,134   $ 16,759,010    4,591,926   $16,010,023
                                         ==========   ============   ==========   ===========




           See notes to unaudited consolidated financial statements.

                            GAMMA BIOLOGICALS, INC.
                     Statements of Consolidated Cash Flows
                                  (Unaudited)

                                                SIX MONTHS ENDED
                                          -----------------------------
                                                  SEPTEMBER 30,
                                          -----------------------------
                                               1995           1994
                                          --------------  -------------
                                          [INCREASE (DECREASE) IN CASH]

Cash flows from operating activities:
  Cash received from customers..........   $  8,975,066   $  8,656,162
  Interest received.....................         74,517         67,703
  Cash paid to suppliers and employees..     (7,849,923)    (8,249,306)
  Interest paid.........................        (32,050)       (34,874)
  Income taxes paid.....................       (200,000)      (385,000)
                                           ------------   ------------
  Net cash provided by operating
   activities...........................        967,610         54,685
                                           ------------   ------------
Cash flows from investing activities:
  Property additions....................       (965,075)      (400,083)
  Increase in cash value of life
   insurance............................        (95,867)      (134,551)
  Purchase of investments...............       (955,449)    (2,997,977)
  Proceeds from investments.............      1,030,868      2,091,695
  Proceeds from sale of equipment.......          8,595         32,640
                                           ------------   ------------
  Net cash used in investing
    activities..........................       (976,928)    (1,408,276)
                                           ------------   ------------
Cash flows from financing activities:
  Payments on long-term
  obligations...........................       (108,873)      (105,544)
  Exercise of stock options.............          8,430
  Purchase of treasury stock............                       (38,419)
  Dividends paid........................       (227,133)      (230,008)
                                           ------------   ------------
  Net cash used in financing
   activities...........................       (327,576)      (373,971)
                                           ------------   ------------
Net decrease in cash....................       (336,894)    (1,727,562)

Cash and cash equivalents at beginning
 of period..............................      1,795,854      3,175,265
                                           ------------   ------------
Cash and cash equivalents at end of
 period.................................   $  1,458,960   $  1,447,703
                                           ============   ============

                            GAMMA BIOLOGICALS, INC.
                     Statements of Consolidated Cash Flows
                                  (Unaudited)


Reconciliation of Net Income to
Net Cash Provided by Operating Activities


                                              SIX MONTHS ENDED
                                          ------------------------
                                               SEPTEMBER 30,
                                          ------------------------
                                             1995         1994
                                          -----------  -----------

Net Income............................... $  524,075   $  663,708
Adjustments to reconcile net income to
  cash provided by operating activities:
     Depreciation........................    319,013      257,681
     Amortization of goodwill............                  73,517
     Loss on sale of fixed assets........        102       42,875
     Decrease in accounts receivable.....    584,768       55,248
     Gain on sale of investments.........    (93,226)     (40,989)
     Increase in inventory...............   (290,227)    (258,486)
     (Increase) decrease in prepaid
      expenses...........................     76,361     (117,676)
     (Increase) decrease in other assets.     36,839      (75,637)
     Decrease in accounts payable........   (147,739)    (150,448)
     Decrease in accrued salaries and
      other expenses.....................    (42,356)    (395,108)
                                          ----------   ----------
Net Cash Provided by
        Operating Activities............. $  967,610   $   54,685
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

                            GAMMA BIOLOGICALS, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1. Reconciliation of statutory rate with effective United States income tax rate:


                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                     ------------------        -----------------
                                        SEPTEMBER 30,             SEPTEMBER 30,
                                     ------------------        -----------------

                                      1995       1994          1995       1994
                                      ----       ----          ----       ----

     Statutory rate...............    34.0%      34.0%         34.0%      34.0%
     Increase (decrease)
      resulting from:
        Exempt export earnings....    (3.8)                    (4.4)
        Life insurance premiums...      .8                       .9
        Amortization of goodwill..                2.5                      2.4
        Other-net.................    (1.5)       2.2           (.7)        .2
                                      ----       ----          ----       ----
   Effective tax rate.............    29.5%      38.7%         29.8%      36.6%
                                      ====       ====          ====       ====

The provision for deferred income taxes is based on the liability method prescribed by SFAS No. 109, "Accounting for Income Taxes", which was adopted by the company during the first quarter of 1994. A deferred income tax liability or asset is recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in net taxable or deductible amounts in future years. Significant components of the company's deferred tax assets (liabilities) are as follows:



                                          SEPTEMBER 30, 1995   MARCH 31, 1995
                                          -------------------  ---------------


  Allowance for bad debts..............           $   71,100       $   68,600
  Inventory costs capitalized..........               57,600           50,800
  Other................................                                 5,000
                                         -------------------  ---------------
   Net current deferred tax asset......              128,700          124,400
                                         -------------------  ---------------
  Difference between book and tax
   basis of property, plant and
   equipment...........................             (253,000)        (254,000)
  Other................................              (22,100)          (8,600)
                                         -------------------  ---------------
   Net noncurrent deferred tax
    liability..........................             (275,100)        (262,600)
                                         -------------------  ---------------
  Net deferred tax liability...........           $ (146,400)      $ (138,200)
                                         ===================  ===============

2. Net income per common and common equivalent share is computed using weighted average number of shares and dilutive equivalent shares outstanding during each period. The weighted average number of shares for the three month period ended September 30 was 4,597,956 in 1995 and 4,692,499 in 1994; for the six month period then ended, 4,597,511 in 1995 and 4,693,202 in 1994.

3. Inventories are valued at the lower of cost or market value, based on the cost method summarized below:

                                          SEPTEMBER 30, 1995  MARCH 31, 1995
                                          ------------------  --------------

  First-in, first out:
     Finished products.................           $1,947,696      $1,540,278
     Products in process...............              388,459         650,443
                                          ------------------  --------------
                                                   2,336,155       2,190,721
                                          ------------------  --------------
  Specific identification:
     Raw material......................              938,124         840,289
     Finished instrument systems.......                3,624           3,648
                                          ------------------  --------------
                                                     941,748         843,937
                                          ------------------  --------------
  Average:
     Supplies..........................              819,819         772,837
                                          ------------------  --------------
      Total............................           $4,097,722      $3,807,495
                                          ==================  ==============


4.  INVESTMENTS

    The company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in 1994. In accordance with this Statement, the company classified its investment in equity securities as "available for sale", which was reported at fair value. Unrealized holding gains and losses are reported in a separate component of shareholders' equity until realized. These securities were sold in August 1995. The company has the positive intent and ability to hold its investments in debt securities to maturity; these investments are reported at amortized cost. Investments in debt and equity securities are summarized as follows:


                                                                            UNREALIZED     CARRYING
                  TYPE                      CLASSIFICATION    FAIR VALUE    GAIN (LOSS)      VALUE
-----------------------------------------------------------------------------------------------------
Six months ended September 30, 1995
Debt securities:
        U.S. Government:
         Federal Natl Mtg Assn - due
          11/29/95                         Held to maturity    $  990,400     $   4,083    $  986,317
         Treasury Notes - due 3/31/96      Held to maturity       997,500           854       996,646
        Certificates of Deposit - due
         3/11/96                           Held to maturity       100,000                     100,000
                                                            -----------------------------------------
         Total debt securities                                  2,087,900         4,937     2,082,963
                                                            -----------------------------------------
          Total investments                                    $2,087,900     $   4,937    $2,082,963
                                                            =========================================

Six months ended September 30, 1994
Equity securities:
        Common stock                      Available for sale   $    8,806     $    (681)   $    8,806
Debt securities:
        U.S. Government:
         Federal Home Loan Banks - due
          3/27/95                          Held to maturity     1,004,380        (1,783)    1,006,163
         Treasury Notes - due 3/31/96      Held to maturity       983,130        (6,807)      989,937
         Federal Farm Credit Banks -
          due 9/1/95                       Held to maturity       998,130        (3,162)    1,001,292
        Certificates of Deposit - due
         3/13/95                           Held to maturity       100,000                     100,000
                                                            -----------------------------------------
         Total debt securities                                  3,085,640       (11,752)    3,097,392
                                                            -----------------------------------------
         Total investments                                     $3,094,446    $  (12,433)   $3,106,198
                                                            =========================================



5. In the opinion of management, the unaudited consolidated condensed financial statements for Gamma Biologicals, Inc. (the "company") includes all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position of the company as of September 30, 1995, the results of operations of the three and six month periods ended September 30, 1995 and 1994 and cash flows for the six month periods ended September 30, 1995 and 1994. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the periods ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

6.   LONG-TERM OBLIGATIONS
     Long-term obligations consist of:


                                           SEPTEMBER 30, 1995    MARCH 31, 1995
                                          ---------------------  --------------
     Mortgage note, due monthly through
      1995..............................        $461,931             $508,434

     Other obligations..................          51,205              113,575
                                                --------             --------
                                                 513,136              622,009
      Less current portion..............         510,338              602,746
                                                --------             --------
     Total long-term obligations........        $  2,798             $ 19,263
                                                ========             ========

    The mortgage note bears interest at the bank's base rate, but not less than 7% nor more than 13%. At September 30, 1995, the note bore interest at 9.75%. The mortgage note is collaterized by a first lien on the company's land and building. Subsequent to September 30, 1995, the mortgage note, due November 2, 1995, was extended with no significant changes in terms or conditions. The new note matures November 2, 2000.

7.  SALES BY GEOGRAPHIC AREA

    The company operates within one dominant segment - the manufacture and sale of blood bank and diagnostic products - and has no customer which accounts for 10% or more of its total sales. The company operates in one geographic area, the United States, from which it sells to numerous countries.


                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                          ------------------------  ------------------------
                                               SEPTEMBER 30,             SEPTEMBER 30,
                                          ------------------------  ------------------------
                                             1995         1994         1995         1994
                                          -----------  -----------  -----------  -----------
Net sales to unaffiliated customers:
        United States..................    $3,146,710   $3,102,841   $6,137,258   $6,222,045
        Europe.........................       383,644      388,768      771,468      866,471
        Pacific Region.................       326,714      334,874      607,810      632,029
        Mexico, Central and South
         America.......................       247,795      228,933      406,744      482,027
        Middle East....................       159,615      170,585      368,186      296,562
        Other..........................        67,083       74,749      128,332      144,731
                                          -----------  -----------  -----------  -----------
           Total.......................    $4,331,561   $4,300,750   $8,419,798   $8,643,865
                                          ===========  ===========  ===========  ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995

  Company sales for the three months ended September 30, 1995 remained constant compared with the same period in 1994. Decreases in domestic sales of STS-M reagents and disposables and instrument service contract revenue were offset by sales of the new SegmentSampler and increased sales of recently licensed monoclonal reagents. Internationally, sales to Mexico recovered from a first quarter slump, and sales to Brazil showed a dramatic increase with the appointment of a new dealer.

  Gross margin as a percentage of sales remained at 56% in 1995 due to the positive effect of reduced travel and personnel expenses related to discontinued STS-M service contracts combined with decreased sales of lower-margin STS-M disposables and the contribution of higher-margin SegmentSampler sales.

  Selling expenses decreased 4% due to lower personnel costs resulting from a reorganization of the international sales function in August 1994. General and administrative expenses increased 3%, due primarily to legal fees related to patent applications covering the ReACT and biosensor technologies. Shipping and warehouse expenses increased 35% compared with the same period in 1994 due to supply price increases, along with increased staffing and depreciation expense related to the first phase of the bar coding system installed in March 1995. The bar coding system, when complete, is expected to provide significant long-term benefits to the shipping, warehousing and manufacturing functions.

  Research and development expenses increased 27% in 1995 due to costs associated with the ongoing electro-biosensor research and development costs for the ReACT project.

  Interest income increased due to increased funds invested and higher interest rates in the current period. Interest expense increased slightly due to higher interest rates.

  The provision for income taxes fell in 1995 due to lower pretax earnings.

SIX MONTHS ENDED SEPTEMBER 30, 1995

  Net income for the six months ended September 30, 1995 remained relatively constant compared with the same period in 1994. A 29% decrease in pre-tax income was offset by a 42% decrease in income taxes. The decrease in pre-tax income was due primarily to lower first quarter sales and the increases in operating expenses as outlined above for the three month period ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash flows increased approximately $1,391,000 during the six month period ended September 30, 1995 compared with the same period in 1994. Operating cash flows improved by $913,000 due to collection of international receivables, the absence of payments of license fees that affected 1994 operating cash flows, and lower income tax payments. A $565,000 increase in capital expenditures for manufacturing modernization partially offset the gains in operating cash flows. Management expects that capital expenditures will continue to be higher than usual for the next 12 months to complete all planned improvements. Management also believes that operating cash flows will be sufficient to meet future operating needs.

  The terms of the company's mortgage note agreement dated November 2, 1990 required a balloon payment of approximately $450,000 at maturity in 1995. Subsequent to September 30, 1995, the agreement was extended through November 2000, with no significant changes in terms or conditions.

  During the current period, we ordered the first production lots of ReACT microcolumn centrifuges and incubators that should be available for sale internationally in mid-1996. Deliveries should begin in December 1995. We continue to evaluate potential manufacturing sites outside the United States, since FDA approval to market ReACT in the United States may take as long as two years. Regarding electro-biosensor research, additional funding of $155,000 has been committed to one of the research centers for 1996, and will be disbursed in the third and fourth quarters.

  The company's existing capital resources, consisting of $3,500,000 in cash and short-term investments and a $1,500,000 revolving credit line, should be sufficient to support planned product development and capital improvements during the next 12 months.

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



                                       GAMMA BIOLOGICALS, INC.



November 10, 1995                      By:  /s/ John J. Moulds
                                            --------------------------
                                            John J. Moulds
                                            President
                                            (Chief Operating Officer)



November 10, 1995                      By:  /s/ Margaret J. O'Bannion
                                            --------------------------
                                            Margaret J. O'Bannion
                                            Vice President - Finance
                                            (Chief Financial Officer)