Form 10-Q
period 1995-12-31
GAMMA BIOLOGICALS INC
filed 1996-02-14
CIK 317890

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                         to
                              -------------------------  ----------------------

Commission file number 1-10538

                            GAMMA BIOLOGICALS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Texas                                          74-1668436
-----------------------------------             --------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


   3700 Mangum Road, Houston, Texas                           77092
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip code)


                                 (713) 681-8481
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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


                   At February 13, 1996:   4,551,802 shares

                         PART I. FINANCIAL INFORMATION
                            GAMMA BIOLOGICALS, INC.
                          Consolidated Balance Sheets
                                  (Unaudited)

ASSETS                                     DECEMBER 31,      MARCH 31,
                                               1995            1995
                                          ---------------  -------------
                                            (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents..............      $ 2,578,505     $ 1,795,854
 Short-term investments.................        1,098,323       2,094,112
 Receivables - net of allowance for
  doubtful accounts of $183,548 and
  $201,668, respectively................        3,442,948       3,987,349
 Inventories............................        3,776,967       3,807,495
 Prepaid expenses.......................          525,197         514,334
 Deferred taxes.........................          120,000         124,400
                                              -----------     -----------
 Total current assets...................       11,541,940      12,323,544
                                              -----------     -----------
PROPERTY - at cost, net of accumulated
 depreciation and amortization of
 $5,532,007 and $5,084,309,
 respectively...........................        4,890,981       4,190,560
CASH VALUE OF LIFE INSURANCE............        1,664,563       1,531,998
OTHER ASSETS............................          288,756         337,806
                                              -----------     -----------
  TOTAL.................................      $18,386,240     $18,383,908
                                              ===========     ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term obligations     $   104,830     $   602,746
 Accounts payable - trade...............          485,735         565,649
 Dividends payable......................          113,749         113,528
 Accrued salaries and other expenses....          230,954         366,446
                                              -----------     -----------
   Total current liabilities............          935,268       1,648,369
                                              -----------     -----------
LONG-TERM OBLIGATIONS...................          373,252          19,263
                                              -----------     -----------
DEFERRED TAXES..........................          244,400         262,600
                                              -----------     -----------
SHAREHOLDERS' EQUITY....................       16,833,320      16,453,676
                                              -----------     -----------
 TOTAL..................................      $18,386,240     $18,383,908
                                              ===========     ===========

           See notes to unaudited consolidated financial statements.

                            GAMMA BIOLOGICALS, INC.
                       Statements of Consolidated Income
                                  (Unaudited)

                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                    --------------------------------  ----------------------------
                                              DECEMBER 31,                    DECEMBER 31,
                                    --------------------------------  ----------------------------
                                           1995             1994          1995           1994
                                    ------------------  ------------  -------------  -------------
NET SALES.........................       $4,202,417      $4,773,236    $12,622,215    $13,417,101

COST OF SALES.....................        2,005,036       2,238,716      5,842,063      6,183,120
                                         ----------      ----------    -----------    -----------
GROSS MARGIN......................        2,197,381       2,534,520      6,780,152      7,233,981
                                         ----------      ----------    -----------    -----------
OPERATING EXPENSES:
  Selling.........................          878,574         890,306      2,608,270      2,655,001
  General and administrative......          621,802         573,766      1,755,267      1,683,932
  Shipping and warehouse..........          211,364         192,849        683,846        532,333
  Research and development........          347,047         297,712        976,004        770,872
                                         ----------      ----------    -----------    -----------
     Total operating expense......        2,058,787       1,954,633      6,023,387      5,642,138
                                         ----------      ----------    -----------    -----------
OPERATING INCOME..................          138,594         579,887        756,765      1,591,843
                                         ----------      ----------    -----------    -----------
OTHER INCOME (EXPENSE):
  Interest income.................           63,548          71,225        200,423        179,917
  Interest expense................           (3,295)        (16,400)       (35,345)       (51,274)
  Other - net.....................             (803)        (43,946)        21,476        (82,512)
                                         ----------      ----------    -----------    -----------
     Other income - net...........           59,450          10,879        186,554         46,131
                                         ----------      ----------    -----------    -----------
INCOME BEFORE INCOME TAXES........          198,044         590,766        943,319      1,637,974
INCOME TAXES......................           30,600         106,500        251,800        490,000
                                         ----------      ----------    -----------    -----------
NET INCOME........................       $  167,444      $  484,266    $   691,519    $ 1,147,974
                                         ==========      ==========    ===========    ===========
Weighted average number of common
   and  common equivalent shares
   outstanding....................        4,613,352       4,632,479      4,609,026      4,652,620
                                         ----------      ----------    -----------    -----------
Net income per common and common
   equivalent share...............             $.04            $.10           $.15           $.24
                                         ==========      ==========    ===========    ===========

           See notes to unaudited consolidated financial statements.

                            GAMMA BIOLOGICALS, INC.
           Statements of Consolidated Changes in Shareholders' Equity
                                  (Unaudited)

                                                     NINE MONTHS ENDED
                                    ------------------------------------------------------
                                                        DECEMBER 31,
                                    ------------------------------------------------------
                                               1995                        1994
                                    --------------------------  --------------------------
                                      SHARES        AMOUNT        SHARES        AMOUNT
                                    -----------  -------------  -----------  -------------
COMMON STOCK
  Balance, beginning of period....   4,700,303   $   470,030     4,700,078    $   470,008
  Exercise of stock options.......      10,937         1,094           100             10
                                     ---------   -----------     ---------    -----------
  Balance, end of period..........   4,711,240       471,124     4,700,178        470,018
                                     ---------   -----------     ---------    -----------
CAPITAL IN EXCESS OF PAR
  Balance, beginning of period....                13,482,615                   13,481,763
  Exercise of stock options.......                    29,639                          270
                                     ---------   -----------     ---------    -----------
  Balance, end of period..........                13,512,254                   13,482,033
                                     ---------   -----------     ---------    -----------
RETAINED EARNINGS
  Balance, beginning of period....                 3,619,289                    2,609,496
  Net income......................                   691,519                    1,147,974
  Dividends declared..............                  (340,958)                    (343,198)
                                     ---------   -----------     ---------    -----------
  Balance, end of period..........                 3,969,850                    3,414,272
                                     ---------   -----------     ---------    -----------
UNREALIZED INVESTMENT LOSS
  Balance, beginning of period....                                                (87,683)
  Current period unrealized loss..                                                 (6,097)
                                     ---------   -----------     ---------    -----------
  Balance, end of period..........                                                (93,780)
                                     ---------   -----------     ---------    -----------

TREASURY STOCK
  Balance, beginning of period....    (159,169)   (1,118,258)      (99,952)      (853,469)
  Purchase of treasury stock......        (394)       (1,650)      (57,717)      (258,976)
                                      --------    ----------     ---------    -----------
  Balance, end of period..........    (159,563)   (1,119,908)     (157,669)    (1,112,445)
                                     ---------   -----------     ---------    -----------
TOTAL SHAREHOLDERS' EQUITY........   4,551,677   $16,833,320     4,542,509    $16,160,098
                                     =========   ===========     =========    ===========

           See notes to unaudited consolidated financial statements.

                            GAMMA BIOLOGICALS, INC.
                     Statements of Consolidated Cash Flows
                                  (Unaudited)

                                                 NINE MONTHS ENDED
                                          ------------------------------
                                                   DECEMBER 31,
                                          ------------------------------
                                               1995            1994
                                          --------------  --------------
                                          [INCREASE (DECREASE) IN CASH]
Cash flows from operating activities:
  Cash received from customers..........   $ 13,135,395    $ 13,164,258
  Interest received.....................        103,857          96,476
  Cash paid to suppliers and employees..    (11,476,576)    (12,043,240)
  Interest paid.........................        (35,345)        (51,274)
  Income taxes paid.....................       (325,000)       (477,000)
                                           ------------    ------------
  Net cash provided by operating
   activities...........................      1,402,331         689,220
                                           ------------    ------------
Cash flows from investing activities:
  Property additions....................     (1,185,692)       (785,875)
  Increase in cash value of life
   insurance............................       (132,565)       (114,218)
  Purchase of investments...............       (920,702)       (986,437)
  Proceeds from investments.............      2,065,615          80,155
  Proceeds from sale of equipment.......          9,245          37,085
                                           ------------    ------------
  Net cash used in investing activities.       (164,099)     (1,769,290)
                                           ------------    ------------
Cash flows from financing activities:
  Payments on long-term obligations.....       (143,927)       (158,559)
  Exercise of stock options.............         30,733             280
  Purchase of treasury stock............         (1,650)       (258,976)
  Dividends paid........................       (340,737)       (344,566)
                                           ------------    ------------
  Net cash used in financing activities.       (455,581)       (761,821)
                                           ------------    ------------
Net increase (decrease) in cash.........        782,651      (1,841,891)
Cash and cash equivalents at beginning
 of period..............................      1,795,854       3,175,265
                                           ------------    ------------
Cash and cash equivalents at end of
 period.................................    $ 2,578,505    $  1,333,374
                                           ============    ============

                            GAMMA BIOLOGICALS, INC.
                     Statements of Consolidated Cash Flows
                                  (Unaudited)


Reconciliation of Net Income to
Net Cash Provided by Operating Activities

                                              NINE MONTHS ENDED
                                          --------------------------
                                                 DECEMBER 31,
                                          --------------------------
                                              1995          1994
                                          ------------  ------------
Net Income                                 $  691,519    $1,147,974
Adjustments to reconcile net income to
  cash provided by operating activities:
     Depreciation.......................      484,628       393,650
     Amortization of goodwill...........                    110,275
     (Gain) loss on sale of fixed assets           (7)       69,539
     (Increase) decrease in accounts
      receivable........................      557,458      (186,054)
     Gain on sale of investments........     (162,181)      (83,441)
     (Increase) decrease in inventory...       30,528      (170,283)
     Increase in prepaid expenses.......      (19,458)     (141,811)
     (Increase) decrease in other assets       49,050       (98,138)
     Decrease in accounts payable.......      (79,914)      (24,779)
     Decrease in accrued salaries and
      other expenses....................     (149,292)     (327,712)
                                           ----------    ----------
Net Cash Provided by
  Operating Activities..................   $1,402,331    $  689,220
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

                            GAMMA BIOLOGICALS, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1. Reconciliation of statutory rate with effective United States income tax rate:


                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                ------------------           ------------------
                                   DECEMBER 31,                 DECEMBER 31,
                                ------------------           ------------------
                                   1995      1994            1995         1994
                                 ------    ------           -----        -----
  Statutory rate..............     34.0%     34.0%           34.0%        34.0%
  Increase (decrease)
   resulting from:
     Exempt export earnings...      (.8)     (7.5)           (3.7)        (2.8)
     Tax credits..............              (14.7)                        (5.3)
     Amortization of goodwill.                2.1                          2.3
     Reduction of taxes
      provided in prior years.     (8.4)                     (1.8)
     Valuation of temporary
      differences.............    (12.4)      2.0            (3.8)          .6
     Other-net................      3.1       2.1             2.0          1.1
                                 ------     -----           -----         ----
  Effective tax rate..........     15.5%     18.0%           26.7%        29.9%
                                 ======     =====           =====         ====

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

                                             DECEMBER 31, 1995   MARCH 31, 1995
                                            ------------------   --------------
  Allowance for bad debts...............         $   62,400       $   68,600
  Inventory costs capitalized...........             57,600           50,800
  Other.................................                               5,000
                                                 ----------       ----------
     Net current deferred tax asset.....            120,000          124,400
                                                 ----------       ----------

  Difference between book and tax basis
   of property, plant and equipment.....           (218,300)        (254,000)
  Other.................................            (26,100)          (8,600)
                                                 ----------       ----------
     Net noncurrent deferred tax
      liability.........................           (244,400)        (262,600)
                                                 ----------       ----------
  Net deferred tax liability............         $ (124,400)      $ (138,200)
                                                 ==========       ==========

2. Net income per common and common equivalent share is computed using weighted average number of shares and dilutive equivalent shares outstanding during each period. The weighted average number of shares for the three month period ended December 31 was 4,613,352 in 1995 and 4,632,479 in 1994; for the nine month period then ended, 4,609,026 in 1995 and 4,652,620 in 1994.

3. Inventories are valued at the lower of cost or market value, based on the cost method summarized below:

                                       DECEMBER 31, 1995  MARCH 31, 1995
                                       -----------------  --------------
  First-in, first out:
     Finished products............         $1,480,516      $1,540,278
     Products in process..........            478,652         650,443
                                           ----------      ----------
                                            1,959,168       2,190,721
                                           ----------      ----------
  Specific identification:
     Raw material.................            922,340         840,289
     Finished instrument systems..              3,079           3,648
                                           ----------      ----------
                                              925,419         843,937
                                           ----------      ----------
  Average:
     Supplies.....................            892,380         772,837
                                           ----------      ----------
        Total.....................         $3,776,967      $3,807,495
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


                                                                            UNREALIZED    CARRYING
                  TYPE                      CLASSIFICATION    FAIR VALUE   GAIN (LOSS)      VALUE
----------------------------------------------------------------------------------------------------
Nine months ended December 31, 1995
Debt securities:
U.S. Government:
  Treasury Notes - due 3/31/96             Held to maturity    $  999,690     $  1,367    $  998,323
 Certificates of Deposit - due 3/11/96     Held to maturity       100,000                    100,000
                                                            ----------------------------------------
  Total debt securities                                         1,099,690        1,367     1,098,323
                                                            ----------------------------------------
   Total investments                                           $1,099,690     $  1,367    $1,098,323
                                                            ========================================

Nine months ended December 31, 1994
Equity securities:
 Common stock                             Available for sale   $    8,528                 $    8,528
Debt securities:
 U.S. Government:
  Federal Home Loan Banks - due 3/27/95    Held to maturity     1,000,310     $ (2,772)    1,003,082
  Treasury Notes - due 3/31/96             Held to maturity       971,880      (19,734)      991,614
  Federal Farm Credit Banks - due 9/1/95   Held to maturity       992,190       (8,749)    1,000,939
 Certificates of Deposit - due 3/13/95     Held to maturity       100,000                    100,000
                                                            ----------------------------------------
  Total debt securities                                         3,064,380      (31,255)    3,095,635
                                                            ----------------------------------------
   Total investments                                           $3,072,908     $(31,255)   $3,104,163
                                                            ========================================


5. In the opinion of management, the unaudited consolidated condensed financial statements for Gamma Biologicals, Inc. (the "company") includes all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position of the company as of December 31, 1995, the results of operations of the three and nine month periods ended December 31, 1995 and 1994 and cash flows for the nine month periods ended December 31, 1995 and 1994. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the periods ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year.

6. LONG-TERM OBLIGATIONS

   Long-term obligations consist of:

                                                 DECEMBER 31, 1995    MARCH 31, 1995
                                                 -----------------    --------------
  Mortgage note, due monthly through
   2000.................................               $450,785           $508,434
  Other obligations.....................                 27,297            113,575
                                                       --------           --------
                                                        478,082            622,009
     Less current portion...............                104,830            602,746
                                                       --------           --------
  Total long-term obligations...........               $373,252           $ 19,263
                                                       ========           ========

   The mortgage note bears interest at the bank's base rate, but not less than 7% nor more than 13%. At December 31, 1995, the note bore interest at 9.50%. The mortgage note is collaterized by a first lien on the company's land and building. In November 1995, the note was extended through November 2000 with no significant changes in terms or conditions.

7. SALES BY GEOGRAPHIC AREA

   The company operates within one dominant segment - the manufacture and sale of blood bank and diagnostic products - and has no customer which accounts for 10% or more of its total sales. The company operates in one geographic area, the United States, from which it sells to numerous countries.

                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                        ---------------------------  ----------------------------
                                               DECEMBER 31,                  DECEMBER 31,
                                        ---------------------------  ----------------------------
                                            1995           1994          1995           1994
                                        -------------  ------------  -------------  -------------
Net sales to unaffiliated customers:
  United States.......................     $3,038,354    $3,634,873    $ 9,175,611    $ 9,856,917
  Europe..............................        423,014       367,453      1,194,482      1,233,925
  Pacific Region......................        323,945       323,069        931,755        955,098
  Mexico, Central and South America...        243,038       213,276        649,782        695,304
  Middle East.........................        114,701       140,977        482,887        437,539
  Other...............................         59,365        93,588        187,698        238,318
                                           ----------    ----------    -----------    -----------
   Total..............................     $4,202,417    $4,773,236    $12,622,215    $13,417,101
                                           ==========    ==========    ===========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED DECEMBER 31, 1995
------------------------------------

  Net sales for the three months ended December 31, 1995 fell $570,000 compared with the same period in 1994. This decline is due wholly to non-recurring sales of reagent red cell, serum and RQC products to another domestic reagent manufacturer which benefitted the 1994 period.

  Gross margin as a percentage of sales held to 52% in 1995, down from 53% in 1994, in spite of the loss of more favorable pricing and above-average production levels related to the windfall reagent red cell and RQC sales. The impact was minimized by the positive effect of reduced travel and personnel expenses related to discontinued STS-M service contracts, combined with decreased sales of lower-margin STS-M disposables and the contribution of higher-margin SegmentSampler(Trademark) sales.

  Selling expenses remained relatively constant with the prior period. General and administrative expenses increased 8%, due primarily to increased insurance coverage and to travel expense associated with the company's evaluation of potential manufacturing sites outside the United States. Shipping and warehouse expenses increased 9% compared with the same period in 1994 due to increased staffing and depreciation expense related to the first phase of the bar coding system installed in March 1995. The bar coding system, nearing completion, is expected to provide significant long-term benefits to the shipping, warehousing and manufacturing functions.

  Research and development expenses increased 17% in 1995 due to costs associated with the ongoing electro-biosensor research and development and field testing costs for the ReACT project.

  Net other income and expense improved in the current period over the prior period, which bore the affect of losses on the disposal of obsolete computer equipment in connection with the installation of a network system.

  The provision for income taxes fell in 1995 due to lower pretax earnings.

NINE MONTHS ENDED DECEMBER 31, 1995
-----------------------------------

  Net income for the nine months ended December 31, 1995 dropped 40% compared with the same period in 1994. This decline can be attributed to the 1994 benefit realized from the non-recurring reagent red cell, serum and RQC sales to another domestic reagent manufacturer and the increases in operating expenses outlined above for the three month period ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


  Net cash flows increased approximately $2,625,000 during the nine month period ended December 31, 1995 compared with the same period in 1994. Operating cash flows improved by $713,000 due to reduced inventory purchases, the absence of payments of license fees that affected 1994 operating cash flows, and lower income tax payments. A $400,000 increase in capital expenditures for manufacturing modernization partially offset the gains in operating cash flows. Additional cash flow gains resulted from $1,985,000 in investment maturation and the curtailment of stock repurchases for $257,000 in 1994. Management expects that capital expenditures will continue to be higher than usual for the next 12 months to complete all planned improvements. Management also believes that operating cash flows will be sufficient to meet future operating needs.

  During the current period, we took delivery of the first production lot of ReACT microcolumn incubators and expect delivery of the centrifuges in the fourth quarter. These products should be available for sale internationally in mid-1996. Field studies are proceeding to collect data for submission to the FDA for licensure. We continue to evaluate potential manufacturing sites outside the United States, since FDA approval to market ReACT in the United States may take as long as two years. Regarding electro-biosensor research, additional funding of $155,000 was provided to one of the research centers in the current quarter and an additional commitment of $185,000 was made to fund the project through fiscal 1997.

  The company's existing capital resources, consisting of $3,700,000 in cash and short-term investments and a $1,500,000 revolving credit line, should be sufficient to support planned product development and capital improvements during the next 12 months.

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

                              GAMMA BIOLOGICALS, INC.



February 13, 1996             By:  /s/ John J. Moulds
                                   -------------------------------
                                   John J. Moulds
                                   President
                                   (Chief Operating Officer)



February 13, 1996             By:  /s/ Margaret J. O'Bannion
                                   --------------------------
                                   Margaret J. O'Bannion
                                   Vice President - Finance
                                   (Chief Financial Officer)