Form 10-K405
period 1996-03-31
GAMMA BIOLOGICALS INC
filed 1996-06-28
CIK 317890

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                              ___________________
                                   FORM 10-K
(MARK ONE)

  X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----                  EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED MARCH 31, 1996.

                                      OR

- -----      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

          COMMON STOCK $.10 PAR VALUE..........AMERICAN STOCK EXCHANGE
          COMMON STOCK PURCHASE RIGHTS.........AMERICAN STOCK EXCHANGE

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

                                 YES X.  NO  .

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                     [ X ]

          State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days of the date of filing.

        As of June 17, 1996: Common Stock, $.10 par value -- $18,211,208

          Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as at the latest practicable date.

     As of June 17, 1996: Common Stock, $.10 par value -- 4,552,802 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the annual report to shareholders for the year ended March 31, 1996 are incorporated by reference into Part I and Part II.

          Portions of the proxy statement for the annual meeting to be held August 8, 1996 are incorporated by reference into Part III.


================================================================================

                                   P A R T  I

ITEM 1. BUSINESS.

    Gamma Biologicals, Inc. (which, together with its subsidiaries is herein referred to as the "company" or "Gamma") manufactures reagents and systems used for in-vitro diagnostic testing. The reagents are sold to hospitals, blood centers and medical laboratories where they are used to detect the presence of diagnostically significant substances in biological fluids, primarily human blood. The company also develops test systems, which use certain of the company's reagents and serve to standardize test procedures. See "New Technology" and "Products Under Development - Gamma ReACT/TM/ System".

    The company's current products are used in a number of applications, including:

    . grouping donor and patient bloods and performing compatibility tests prior to transfusion

    .  detecting hemolytic disease of the newborn

    .  identifying antibodies and certain inherited blood group antigens

    .  screening for certain human diseases

    Gamma markets its products to over 3,500 hospitals, blood centers and laboratories in the United States and Canada, and to dealers in approximately 50 countries. Domestic sales are made through the company's direct sales force, as well as through distributors. Internationally, the company sells its products and products manufactured by others through independent dealers.

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

                           GAMMA PRODUCT GROUP TABLE

                             NUMBER OF
   BASIC PRODUCT GROUPS      PRODUCTS             MAIN USE OF PRODUCTS
- ---------------------------  ---------  ----------------------------------------
BLOOD GROUPING REAGENTS
  ABO
     Monoclonal                      4  Routine testing of patients and donors
     Lectin                          2  and in prenatal care.

  Rh
     Human source                    6  Rh phenotyping in selected cases;
     Monoclonal                      2  routine testing of patients and donors
                                        and in prenatal care.

  Rh Control                         2  Routine control of Rh grouping tests.

  Other
     Human source                   15  To aid in the selection of blood for
     Monoclonal                      8  patients with blood group antibodies.
     Lectin                          1

COOMBS REAGENTS
     Monoclonal                      5  With other products, in routine
                                        antibody detection (including
                                        pretransfusion compatibility testing),
                                        antibody identification and the
                                        diagnosis of certain diseases.

ANTIBODY POTENTIATORS                6  With other products, in all antibody
                                        detection and identification tests.
REAGENT RED CELL PRODUCTS
  Serum ABO Grouping                 4  With ABO blood grouping reagents, in
                                        routine ABO grouping tests.

  Antibody Detection                11  With Coombs reagents and antibody
                                        potentiators, in detection of
                                        antibodies in patients and donors, and
                                        in prenatal care.

                                        (Table continued on following page)

                             NUMBER OF
   BASIC PRODUCT GROUPS      PRODUCTS             MAIN USE OF PRODUCTS
- ---------------------------  ---------  ----------------------------------------
REAGENT RED CELL PRODUCTS (continued)
- --------------------------------------------------------------------------------
  Antibody                           6  With Coombs reagents and antibody
   Identification                       potentiators, in identification of
                                        antibodies detected in routine testing.

  Reagent Control                    4  Routine control of all Coombs tests and
                                        control of the test for weak D
                                        (D/u/test), mainly on donors.

RQC(R) KIT                           1  Routine quality control of blood bank
                                        reagents and procedures.

SPECIALTY REAGENTS
  Fetal Bleed Screen Kit             1  To detect excessive fetal-maternal
                                        hemorrhage in Rh-negative women.

  ELU-KIT(R) II                      1  To aid in identification of antibodies
                                        (especially those bound to red cells in
                                        the circulation).

  Blood Group Substances             2  To assist in antibody identification
                                        procedures.

  Enzymes                            2  To assist in antibody detection and
                                        identification.

  Gamma-Quin(R)                      1  To remove cell-bound antibody in some
                                        disease states to enable patient cells
                                        to be tested with blood grouping
                                        reagents.

  Lectins                            2  For the investigation of
                                        polyagglutination.

  RiSE/TM/                           1  To determine technical proficiency and
                                        provide continuing education.

  Tech-Chek/TM/                      1  To test technical staff for competency.

SEROLOGICAL REAGENTS
  Febrile Antigens and              19  To aid in the diagnosis of febrile
   Controls                             illnesses.

OTHER SPECIALTY ITEMS
  PV-Plates/TM/                      4  Extended blood grouping on selected
                                        samples, for forensic use.

  PT-Trays/TM/                       1  Prefilled trays for tissue typing, for
                                        forensic use.

  SegmentSampler/TM/                 1  Blood handling safety device.

NEW TECHNOLOGY

    In 1989, Gamma began in-house research into a new in-vitro diagnostic testing system utilizing electro-biosensor technology. The immunoelectrode technique detects change in electrical charge as a positive test result in less than five minutes. The advantages of this testing system are speed and accuracy, while obtaining objectivity, as the results are determined by electrical impulse.

    Gamma is currently funding biosensor research at the University of Wollongong, Australia, and progress reports appear encouraging towards the development of a reliable test system. Although commercialization is not expected before fiscal 1999, the company is not aware of any competitive efforts to utilize this new technology in the field of immunohematology. The company provided the University with $155,000 for biosensor research in fiscal 1996 and has committed to provide an additional $165,000 in fiscal 1997.

PRODUCTS UNDER DEVELOPMENT

    Gamma ReACT/TM/ System. Gamma has developed and applied for a patent on a microcolumn technology to be used for red cell affinity testing. Products based on this technology should help Gamma compete with other microcolumn tests marketed very successfully in Europe since 1988 and recently introduced in the United States. The acronym ReACT has been chosen as a commercial trade name for the product line.

    The principle of ReACT is based on the affinity adherence of red cells to an immunologically active matrix. The matrix consists of specially treated agarose beads. Custom designed disposables and dedicated centrifuge equipment have been developed to provide customers with an easy-to-use and inexpensive testing system.

    The company's first ReACT products will be used for blood grouping, crossmatching, antibody screening and identification. Gamma plans to apply for FDA approval to market ReACT products in the United States later this year after completion of field testing. Manufacture and sales of test systems are currently expected to commence outside the United States before the end of fiscal 1997.

    Gamma-clone(R) (Monoclonal) Reagents. The development of hybridoma technology has led to a ready availability of monoclonal antibodies, which have had a major impact on the design and manufacture of immunodiagnostic reagents. The company has recognized the potential for the application of this new technology to several of its blood bank product lines, and has pursued a program of introducing monoclonal-based products wherever the technology proves to be advantageous.

    The company currently markets fourteen FDA-licensed blood grouping reagents manufactured by hybridoma technology. Its five monoclonal Coombs reagents include the first FDA-licensed Anti-IgG. The company owns or has exclusive use of the raw material sources (clones) for nine of the blood grouping reagents and all of the Coombs products; these clones are grown in-house to produce source material for manufacturing the relevant products. A license supplement has recently been approved for an Anti-B reagent made from the secretions of a hybridoma developed in Gamma's facility. Consequently another existing product purchased from an outside source has been replaced by one for which the company is its own source of raw material. Raw materials for the remaining products are currently purchased from a single supplier. Should the supply of these materials from this source be interrupted, the company anticipates that it could locate alternative sources of supply. The company is committed to a program aimed at developing clones for all blood grouping reagents.

    Gamma is currently pursuing license applications for additional monoclonal blood grouping reagents. Applications for two Anti-D reagents and an Anti-E reagent based on cell lines of which the company has exclusive use, as well as an Anti-e reagent manufactured from purchased monoclonal antibodies, are still awaiting review and approval by the FDA, having been filed in 1995. Upon approval, the two new Anti-D reagents will replace the existing monoclonal/polyclonal product.

PRODUCTION AND QUALITY CONTROL

    The company believes that its reputation in the industry as a source of quality products and services is largely attributable to the expertise of its technical employees and its maintenance of rigid quality control procedures at every step of the manufacturing process.

    Raw materials for the FDA-licensed products manufactured and sold by the company are obtained from several sources. The principal sources for the company's blood grouping reagent products are human plasma obtained from FDA-licensed establishments and monoclonal antibodies. Test cell products are manufactured from whole blood drawn from local donors or purchased from licensed blood banks. The company believes that the available sources of supply for all raw materials are adequate for its present and anticipated needs. The company is not dependent on any single source for any of its raw materials, other than six of its current Gamma-clone(R) products (see above), and for PT-Trays/TM, which are manufactured by another company and marketed exclusively by Gamma.

    Once received, raw materials are subjected to a series of manufacturing and quality control steps, which vary according to the product. FDA regulations require samples of each finished lot of all blood grouping and Coombs reagents to be submitted to the Center for Biologics Evaluation and Research for approval of release prior to shipment. The FDA has granted the company exemption from the lot release requirements for Coombs reagents, for one of its Rh reagents, for three of its other monoclonal blood grouping reagents, and also for two of its monoclonal ABO reagents. The remaining blood grouping reagents remain subject to this provision of the regulations. Test cell products, though also licensed, do not require prior FDA approval on a lot-by-lot basis.

    The products sold by the company that are not required to be licensed by the FDA (including antibody potentiators, diagnostic and specialty reagents) fall into two categories: those manufactured by the company from raw materials acquired from various sources, and those purchased from outside manufacturers for distribution by the company. All such products are manufactured in accordance with current Good Manufacturing Practices (cGMPs) as promulgated by the FDA. See "Regulation".

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

    Management believes that timely delivery of its products to customers is an important element of its marketing and sales strategy. The company maintains an inventory sufficient to allow prompt response to customer needs. The company sells test cell products and its RQC(R) and Tech-Chek Kits on standing orders for shipment every two, three or four weeks. The RiSE/TM/ educational product is shipped quarterly. All contracts for company products may be terminated at any time without penalty by either the customer or the company.

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

    Sales to the company's six largest domestic customers (two of which are regional laboratory supply dealers) represented 5.8% of the company's net sales for fiscal 1996 and 8.6% for fiscal 1995.

    Approximately 27.6% of the company's net sales in fiscal 1996 were made to foreign customers. In fiscal 1996 the company's export sales were to customers in Japan ($715,000), Italy ($442,000), Spain ($430,000), Australia ($327,000),
Saudi Arabia ($292,000), and over 50 other countries worldwide.

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

    None of the company's current or proposed products, except those labeled for forensic use only, can be marketed in the United States without the licenses or registrations required by the FDA. Unscheduled FDA inspections of the company's facilities occur from time to time to determine compliance with applicable FDA regulations. To date, the company believes that it has satisfactorily complied with requirements imposed by the FDA, OSHA, EEOC and other government agencies. The company also believes that the manufacturing and quality control procedures it employs conform to requirements of Good Manufacturing Practices for Medical Devices regulations, and does not anticipate having to make any material additional expenditures as a result of these requirements.

MARKETS AND COMPETITION

    Management believes that the world market for blood bank reagent products is approximately $160 million per year, with about 40% of the market being in the United States. There are three other companies that actively compete with the company, two of which are divisions of large, diversified corporations with substantially greater financial resources than those of Gamma. The largest share of the domestic market is held by Ortho Diagnostic Systems, a division of Johnson and Johnson, Inc., which the company believes accounts for about 50% of all domestic sales. Other competitors include Immucor and Organon-Teknika, a division of AKZO.

    Competition is based on quality of product, price, the size and talent of sales forces, ability to furnish a range of existing and new products, customer services and continuity of product supply. During the past several years, the industry has experienced aggressive price competition, particularly among manufacturers that target large hospitals and institutions as key customers. In spite of this competitive environment, the company has maintained its worldwide sales and increased its domestic reagent market share. Management believes that this is due to the company's emphasis on product quality, the introduction of new products, specialty products, customer service and training.

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

    In fiscal 1996, 1995 and 1994, the company expended $1,349,000, $1,013,000 and $902,000, respectively, for research and development on monoclonal, microcolumn and electro-biosensor technologies. The company engaged in no customer-sponsored research during these periods.

PATENTS AND TRADEMARKS

    In May 1994, the company applied for a United States patent covering a new antigen/antibody detection procedure using an affinity adherence technology. See "Products Under Development - Gamma ReACT System/TM/".

    The company is funding two international patent applications, submitted by the University of Wollongong, covering certain procedures developed in the course of their electro-biosensor research. In return for this financial support, the company would receive a four-year, royalty-free exclusive worldwide license to manufacture and sell any product based on claims made in these applications.

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

EMPLOYEES

    The company has 126 full-time employees, of whom 36 hold advanced technical degrees or certifications in medical technology. Of the total, 42 are sales, marketing and customer-support personnel, 50 are engaged in manufacturing and quality control, and the remainder serve in other capacities. The company has experienced a low turnover rate among its employees and considers its employee relations to be excellent. None of the company's employees are represented by a union.

EXECUTIVE OFFICERS

    The executive officers of the company and their respective ages, offices and periods of service as executive officers are set forth below. The officers are elected for one-year terms.

                                                                 SERVED AS AN
                                                               EXECUTIVE OFFICER
           NAME              AGE           POSITION                  SINCE
- ---------------------------  ---  ---------------------------  -----------------
     David E. Hatcher         73  Chairman of the Board and           1970
                                  Chief Executive Officer
     John J. Moulds           52  President and Chief                 1984
                                  Operating Officer
     Betty F. Hatcher         63  Executive Vice President            1992
                                  -- Product Development
     John Case                69  Vice President --                   1980
                                  Regulatory Affairs
     Margaret J. O'Bannion    41  Vice President -- Finance           1989
                                  and Chief Financial Officer
     Jimmie L. Turner         57  Vice President -- Customer          1989
                                  Services
     Gary L. Parrish          59  Vice President  --                  1994
                                  National Sales

    All of the executive officers of the company have held the office indicated or other offices, or have been employed by the company for more than five years. There are no family relationships among any of the directors or executive officers of the company.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    The company operates in one business sector and one geographic area.

ITEM 2. PROPERTIES.

    The principal manufacturing, research, shipping, sales and administrative functions of the company are conducted in a 41,000 square foot building located in northwest Houston on a three-acre tract of land owned by the company. The land and building are subject to a first lien mortgage. Management believes that the facility is both suitable and adequate for current production needs and has no plans for expanding its domestic facilities in fiscal 1997. The company is currently evaluating potential manufacturing sites outside the United States for the production of ReACT test systems, currently scheduled to begin in late fiscal 1997.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    During the fourth quarter of fiscal 1996, no matter was submitted to a vote of security holders of the company.

                                  P A R T  II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

    The information contained under "Market for Registrant's Common Equity and Related Shareholder Matters" on page 32 of the company's annual report to shareholders for the year ended March 31, 1996, is incorporated herein by reference. See also Notes 7 and 8 of Notes to Consolidated Financial Statements on page 27 of the company's annual report to shareholders for the year ended March 31, 1996, which is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

    The information contained under "Selected Financial Data" on the inside front cover and page 1 of the company's annual report to shareholders for the year ended March 31, 1996, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 18 of the company's annual report to shareholders for the year ended March 31, 1996, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The following consolidated financial statements of the company and its subsidiaries, included on pages 19 through 29 of the company's annual report to shareholders for the year ended March 31, 1996, are incorporated herein by reference:

    Statements of Consolidated Income -- Years ended March 31, 1996, 1995 and
1994

    Consolidated Balance Sheets -- March 31, 1996 and 1995

    Statements of Changes in Shareholders' Equity -- Years ended March 31, 1996, 1995 and 1994

    Statements of Consolidated Cash Flows -- Years ended March 31, 1996, 1995 and 1994

    Notes to Consolidated Financial Statements

    The information contained under "Quarterly Financial Data" on page 32 of the company's annual report to shareholders for the year ended March 31, 1996, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                  P A R T  III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information contained under "Election of Directors" on pages 3 and 4 of the company's proxy statement dated June 28, 1996, which has been filed with the Securities and Exchange Commission, is incorporated herein by reference. Reference is made to the information set forth under the caption "Executive Officers" on page 9 in Item 1 of this report, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    The information contained under "Executive Officers", "Severance Agreements", and "Split-Dollar Agreements" on pages 4 through 10 (except for the Compensation/Stock Option Committee

Report therein) of the company's proxy statement dated June 28, 1996, which has been filed with the Securities and Exchange Commission, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information contained under "Common Stock Outstanding and Principal Holders Thereof" on pages 2 and 3 of the company's proxy statement dated June 28, 1996, which has been filed with the Securities and Exchange Commission, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information contained under "Certain Relationships and Related Transactions" on page 10 of the company's proxy statement dated June 28, 1996, which has been filed with the Securities and Exchange Commission, is incorporated herein by reference.

                                  P A R T  IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) (1) AND (2) FINANCIAL STATEMENTS AND RELATED SCHEDULES The response to this portion of Item 14 is submitted as a separate section of this report.

      (3) EXHIBITS
      The response to this portion of Item 14 is submitted as a separate section of this report.
  (b) REPORTS ON FORM 8-K
      No Report on Form 8-K was filed by the company during the quarter ended March 31, 1996.
  (c) EXHIBITS
      See Item 14(a)(3), above.
  (d) FINANCIAL STATEMENT SCHEDULES
      Such schedules are not required or are disclosed in the financial statements.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                              GAMMA BIOLOGICALS, INC.



                              By:  /s/ DAVID E. HATCHER
                                   ----------------------------------------
                                   (DAVID E. HATCHER, CHAIRMAN OF THE BOARD
                                   OF DIRECTORS AND CHIEF EXECUTIVE OFFICER)

Dated: June 24, 1996

   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

           SIGNATURES                       TITLE                      DATE
    ------------------------  ----------------------------------   -------------
 /s/   DAVID E. HATCHER       Chairman of the Board of Directors   June 24, 1996
 ---------------------------  and Chief Executive Officer
      (DAVID E. HATCHER)      (Principal executive officer)

 /s/ MARGARET J. O'BANNION    Vice President--Finance and          June 24, 1996
 ---------------------------  Chief Financial Officer
    (MARGARET J. O'BANNION)   (Principal financial and
                              accounting officer)

 /s/    JOHN J. MOULDS        Director and President               June 24, 1996
 ---------------------------
       (JOHN J. MOULDS)

 /s/ BETTY FRANCIS HATCHER    Director and Executive Vice          June 24, 1996
 ---------------------------  President
    (BETTY FRANCIS HATCHER)

 /s/   BRYAN J. BRIEDEN               Director                     June 24, 1996
 ---------------------------
      (BRYAN J. BRIEDEN)

 /s/   R. BRUCE LaBOON                Director                     June 24, 1996
 ---------------------------
      (R. BRUCE LaBOON)

 /s/   HAYLE B. RANDOLPH              Director                     June 24, 1996
 ---------------------------
      (HAYLE B. RANDOLPH)


                         INDEPENDENT AUDITORS' CONSENT


Gamma Biologicals, Inc.:

    We consent to the incorporation by reference in Registration Statement No. 33-44950 on Form S-8 and in Registration Statement No. 333-01147 on Form S-8 of our report dated May 28, 1996, incorporated by reference in the 1996 Annual Report on Form 10-K of Gamma Biologicals, Inc. for the year ended March 31, 1996.


/s/ Deloitte & Touche LLP

Houston, Texas
June 24, 1996

                           ANNUAL REPORT ON FORM 10-K

                                 ITEM 14(a)(3)

                                 EXHIBIT INDEX

                                   EXHIBITS



                           Year Ended March 31, 1996



                            GAMMA BIOLOGICALS, INC.

                                 HOUSTON, TEXAS

                          ANNUAL REPORT ON FORM 10-K

                                 ITEM 14(a)(3)

                   GAMMA BIOLOGICALS, INC. AND SUBSIDIARIES

                                MARCH 31, 1996


EXHIBIT
NUMBER
- -------

 3(a)    --  Restated Articles of Incorporation of the Company dated June 20,
             1996.

  (b)    --  Amended and Restated Bylaws of the Company dated April 13, 1990.
             Incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended March 31, 1990 (the "1990 Form 10-K").

 4(a)    --  Specimen Common Stock certificate of the Company. Incorporated by reference to Exhibit 4(a) to the 1990 Form 10-K.

  (b)    --  Shareholder Rights Plan dated as of September 5, 1989. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated September 5, 1989.

10(a)    --  Restated and Amended Split-Dollar Agreement dated May 29, 1990 between the Company and David E. Hatcher. Incorporated by reference to Exhibit 10(a) to the 1990 Form 10-K.

  (b)    --  Restated and Amended Split-Dollar Agreement dated May 29, 1990 between the Company and Betty F. Hatcher. Incorporated by reference to Exhibit 10(b) to the 1990 Form 10-K.

  (c)    --  Restated and Amended Split-Dollar Agreement dated May 29, 1990 between the Company and Bryan J. Brieden. Incorporated by reference to Exhibit 10(c) to the 1990 Form 10-K.

  (d)    --  Restated and Amended Split-Dollar Agreement dated May 29, 1990 between the Company and Larry E. Letwin. Incorporated by reference to Exhibit 10(d) to the 1990 Form 10-K.

  (e)    --  Amendment to Restated and Amended Split-Dollar Agreement dated May
             8, 1991 between the Company and David E. Hatcher. Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended March 31, 1991 (the "1991 Form 10-K").

  (f)    --  Amendment to Restated and Amended Split-Dollar Agreement dated May
             8, 1991 between the Company and David E. Hatcher. Incorporated by reference to Exhibit 10(f) to the 1991 Form 10-K.

  (g)    --  Amendment to Restated and Amended Split-Dollar Agreement dated May
             8, 1991 between the Company and Betty F. Hatcher. Incorporated by reference to Exhibit 10(g) to the 1991 Form 10-K.

EXHIBIT
NUMBER
- -------


  (h)    --  Amendment to Restated and Amended Split-Dollar Agreement dated May
             8, 1991 between the Company and Betty F. Hatcher. Incorporated by reference to Exhibit 10(h) to the 1991 Form 10-K.

  (i)    --  Amendment to Restated and Amended Split-Dollar Agreement dated May
             8, 1991 between the Company and Bryan J. Brieden. Incorporated by reference to Exhibit 10(i) to the 1991 Form 10-K.

  (j)    --  Amendment to Restated and Amended Split-Dollar Agreement dated May
             8, 1991 between the Company and Larry E. Letwin. Incorporated by reference to Exhibit 10(j) to the 1991 Form 10-K.

  (k)    --  Split-Dollar Agreement dated March 25, 1993 between the Company and
             John J. Moulds. Incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended March 31, 1993 (the "1993 Form 10-K").

  (l)    --  Split-Dollar Agreement dated March 25, 1993 between the Company and
             Margaret J. O'Bannion. Incorporated by reference to Exhibit 10(l) to the 1993 Form 10-K.

  (m)    --  Split-Dollar Agreement dated March 25, 1993 between the Company and
             Jimmie L. Turner. Incorporated by reference to Exhibit 10(m) to the 1993 Form 10-K.

  (n)    --  Split-Dollar Agreement dated March 25, 1993 between the Company and
             Jimmie L. Turner. Incorporated by reference to Exhibit 10(n) to the 1993 Form 10-K.

  (o)    --  Split-Dollar Agreement dated May 5, 1995 between the Company and
             Gary L. Parrish.

  (p)    --  Incentive Stock Option Plan of the Company. Incorporated by
             reference to the Company's Proxy Statement dated June 25, 1987, Exhibit A.

  (q)    --  1991 Employee Stock Option Plan of the Company. Incorporated by
             reference to Exhibit 28.2 to the Company's Registration Statement on Form S-8 (File No. 33-44950) dated January 6, 1992.

  (r)    --  1991 Outside Director Stock Option Plan of the Company.
             Incorporated by reference to Exhibit 28.3 to the Company's Registration Statement on Form S-8 (File No. 33-44950) dated January 6, 1992.

  (s)    --  1995 Employee Stock Option Plan of the Company. Incorporated by
             reference to the Company's Registration Statement on Form S-8 (File No. 333-01147) dated February 21, 1996.

  (t)    --  401(k) Retirement Savings Plan of the Company adopted July 1, 1992.
             Incorporated by reference to Exhibit 10(r) to the 1993 Form 10-K.

EXHIBIT
NUMBER
- -------


  (u)    --  Patent License Agreement effective November 30, 1990 between the
             Company and the Board of Regents of the University of Texas System. Incorporated by reference to Exhibit 10(s) to the 1991 Form 10-K.

  (v)    --  Term and Revolving Line of Credit Loan Agreement dated August 17,
             1990 between Sterling Bank and the Company. Incorporated by reference to Exhibit 10(v) to the 1991 Form 10-K.

  (w)    --  Promissory Note dated November 2, 1990 payable to the order of
             Sterling Bank by the Company. Incorporated by reference to Exhibit 10(w) to the 1991 Form 10-K.

  (x)    --  Employment Contract dated January 29, 1976 between the Company and
             John Case. Incorporated by reference to Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the year ended March 31, 1986.

  (y)    --  Amended and Restated Severance Agreement dated February 19, 1996 between Betty F. Hatcher and the Company.

  (z)    --  Amended and Restated Severance Agreement dated February 19, 1996 between John J. Moulds and the Company.

 (aa)    --  Amended and Restated Severance Agreement dated February 19, 1996 between David E. Hatcher and the Company.

 (bb)    --  Amended and Restated Severance Agreement dated February 19, 1996 between Margaret J. O'Bannion and the Company.

 (cc)    --  Amended and Restated Severance Agreement dated February 19, 1996 between Jimmie L. Turner and the Company.

 (dd)    --  Severance Agreement dated December 19, 1995 between Gary L. Parrish and the Company.

 (ee)    --  Listing Agreement dated May 14, 1990 between the Company and the
             American Stock Exchange. Incorporated by reference to Exhibit 10(mm) to the 1990 Form 10-K.

 (ff)    --  Agreement Concerning Issuance of Rights. Incorporated by reference to Exhibit 10(nn) to the 1990 Form 10-K.

EXHIBIT
NUMBER
- -------


11       --  Incorporated by reference to the Company's Statements of
             Consolidated Income for the years ended March 31, 1996, 1995 and
             1994 on page 19 of the Company's Annual Report to Shareholders for the year ended March 31, 1996 and to Note 1 of Notes to Consolidated Financial Statements on pages 23 and 24 of the Company's Annual Report to Shareholders for the year ended March
             31, 1996.

13       --  The Company's Annual Report to Shareholders for the year ended
             March 31, 1996.

21       --  Subsidiaries of the Company.

27       --  Financial Data Schedule.