Form 10-Q
period 1996-06-30
GAMMA BIOLOGICALS INC
filed 1996-08-14
CIK 317890

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission file number 1-10538

                            GAMMA BIOLOGICALS, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Texas                                        74-1668436
- -------------------------------           --------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

3700 Mangum Road, Houston, Texas                          77092
- --------------------------------          --------------------------------------
(Address of principal executive                         (Zip code)
          offices)
                                (713) 681-8481
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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

                     At August 13, 1996:  4,552,802 shares

                         PART I. FINANCIAL INFORMATION
                            GAMMA BIOLOGICALS, INC.
                          Consolidated Balance Sheets


ASSETS                                    JUNE 30, 1996    MARCH 31, 1996
                                          -------------    --------------
                                           (UNAUDITED)

CURRENT ASSETS:
  Cash and cash equivalents                $ 4,129,514     $ 3,724,379
  Short-term investments                       100,000         100,000
  Receivables - net of allowance for
   doubtful accounts of $164,604 and
   $156,839 respectively                     3,306,718       3,696,880
  Inventories                                3,236,616       3,240,360
  Prepaid expenses                             339,995         369,380
  Deferred taxes                               117,700         110,900
                                           -----------     -----------

  Total current assets                      11,230,543      11,241,899
                                           -----------     -----------
PROPERTY - At cost, net of accumulated
  depreciation and amortization of
  $5,636,644 and $5,684,907, respectively    5,417,821       5,178,063

CASH VALUE OF LIFE INSURANCE                 1,813,588       1,729,774
OTHER ASSETS                                   257,665         275,964
                                           -----------     -----------
        TOTAL                              $18,719,617     $18,425,700
                                           ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term
    obligations                            $    91,893     $    96,588
   Accounts payable - trade                    595,656         487,681
   Dividends payable                           113,821         113,796
   Accrued salaries and other
    expenses                                   294,041         244,852
                                           -----------     -----------
   Total current liabilities
                                             1,095,411         942,917
                                           -----------     -----------

LONG-TERM OBLIGATIONS                          330,501         353,097
                                           -----------     -----------
DEFERRED TAXES                                 332,200         277,600
                                           -----------     -----------
SHAREHOLDERS' EQUITY                        16,961,505      16,852,086
                                           -----------     -----------
        TOTAL                              $18,719,617     $18,425,700
                                           ===========     ===========


           See notes to unaudited consolidated financial statements.

                            GAMMA BIOLOGICALS, INC.
                       Statements of Consolidated Income
                                  (Unaudited)

                                                     THREE MONTHS ENDED
                                                 ----------------------------
                                                           JUNE 30,
                                                 ----------------------------
                                                    1996              1995
                                                 ----------        ----------

NET SALES                                        $4,212,036        $4,088,237

COST OF SALES                                     1,984,592         1,916,673
                                                 ----------        ----------
GROSS MARGIN                                      2,227,444         2,171,564
                                                 ----------        ----------
OPERATING EXPENSES:
  Selling                                           863,366           858,591
  General and administrative                        533,229           547,516
  Shipping and warehouse                            168,818           228,514
  Research and development                          329,916           300,242
                                                 ----------        ----------
          Total operating expenses                1,895,329         1,934,863
                                                 ----------        ----------
OPERATING INCOME                                    332,115           236,701
                                                 ----------        ----------
OTHER INCOME (EXPENSE):
   Interest income                                   47,806            68,944
   Interest expense                                 (11,412)          (14,389)
   Other - net                                       (3,979)           23,735
                                                 ----------        ----------
          Other income - net                         32,415            78,290
                                                 ----------        ----------
INCOME BEFORE INCOME TAXES                          364,530           314,991
INCOME TAXES                                        144,100            94,500
                                                 ----------        ----------
NET INCOME                                       $  220,430        $  220,491
                                                 ==========        ==========
Weighted average number of common and
   common equivalent shares outstanding           4,593,336         4,600,058
                                                 ----------        ----------
Net income per common and common
   equivalent share                                    $.05              $.05
                                                 ==========        ==========

           See notes to unaudited consolidated financial statements.

                            GAMMA BIOLOGICALS, INC.
           Statements of Consolidated Changes in Shareholders' Equity
                                  (Unaudited)

                                                         THREE MONTHS ENDED
                                         -----------------------------------------------------
                                                              JUNE 30,
                                         -----------------------------------------------------
                                                   1996                        1995
                                         -------------------------  --------------------------
                                           SHARES       AMOUNT        SHARES        AMOUNT
                                         ----------  -------------  -----------  -------------

COMMON STOCK
  Balance, beginning of period           4,711,365   $    471,136    4,700,303   $    470,030
  Exercise of stock options                  1,000            100
                                         ---------   ------------    ---------   ------------
  Balance, end of period                 4,712,365        471,236    4,700,303        470,030
                                         ---------   ------------    ---------   ------------

CAPITAL IN EXCESS OF PAR
   Balance, beginning of period                        13,512,836                  13,482,615
   Exercise of stock options                                2,710
                                         ---------   ------------    ---------   ------------
   Balance, end of period                              13,515,546                  13,482,615
                                         ---------    -----------    ---------    -----------

RETAINED EARNINGS
   Balance, beginning of period                         3,988,022                   3,619,289
   Net income                                             220,430                     220,491
   Dividends declared                                    (113,821)                   (113,605)
                                         ---------    -----------    ---------    -----------
   Balance, end of period                               4,094,631                   3,726,175
                                         ---------    -----------    ---------    -----------

UNREALIZED INVESTMENT LOSS
   Balance, beginning of period
   Current period unrealized loss                                                      (1,625)
                                         ---------    -----------    ---------    -----------
   Balance, end of period                                                              (1,625)
                                         ---------    -----------    ---------    -----------

TREASURY STOCK                            (159,563)    (1,119,908)    (159,169)    (1,118,258)
                                         ---------    -----------    ---------    -----------

TOTAL SHAREHOLDERS' EQUITY               4,552,802   $ 16,961,505    4,541,134   $ 16,558,937
                                         =========   ============    =========   ============




           See notes to unaudited consolidated financial statements.

                            GAMMA BIOLOGICALS, INC.
                     Statements of Consolidated Cash Flows
                                  (Unaudited)

                                               THREE MONTHS ENDED
                                          -----------------------------
                                                    JUNE 30,
                                          -----------------------------
                                               1996           1995
                                          --------------  -------------
                                          [INCREASE (DECREASE) IN CASH]

Cash flows from operating activities:
  Cash received from customers             $  4,482,280   $  4,456,373
  Interest received                              51,192         38,213
  Cash paid to suppliers and employees       (3,479,830)    (3,837,137)
  Interest paid                                 (11,412)       (14,389)
                                           ------------   ------------
        Net cash provided by operating
         activities                           1,042,230        643,060
                                           ------------   ------------
Cash flows from investing activities:
  Property additions                           (415,053)      (488,461)
  Increase in cash value of life
   insurance                                    (83,814)       (79,363)
  Proceeds from sale of equipment                    49          8,595
                                           ------------   ------------
        Net cash used in investing
         activities                            (498,818)      (559,229)
                                           ------------   ------------
Cash flows from financing activities:
  Payments on long-term
   obligations                                  (27,291)       (53,808)
  Exercise of stock options                       2,810
  Dividends paid                               (113,796)      (113,604)
                                           ------------   ------------
        Net cash used in financing
         activities                            (138,277)      (167,412)
                                           ------------   ------------
Net increase (decrease) in cash                 405,135        (83,581)

Cash and cash equivalents at beginning
 of period                                    3,724,379      1,795,854
                                           ------------   ------------
Cash and cash equivalents at end of
 period                                    $  4,129,514   $  1,712,273
                                           ============   ============

                            GAMMA BIOLOGICALS, INC.
                     Statements of Consolidated Cash Flows
                                  (Unaudited)


Reconciliation of Net Income to
Net Cash Provided by Operating Activities

                                             THREE MONTHS ENDED
                                          -------------------------
                                                  JUNE 30,
                                          -------------------------
                                              1996         1995
                                          ------------  -----------
Net Income                                 $  220,430   $  220,491
Adjustments to reconcile net income to
  cash provided by operating activities:
     Depreciation                             172,383      155,090
     Loss on sale of fixed assets               2,863
     Decrease in accounts receivable          285,008      382,455
     (Increase) decrease in investments         3,386      (30,731)
     Increase in inventory                    (50,918)    (145,454)
     Decrease in prepaid expenses             185,815       37,218
     Decrease in other assets                  18,299       42,187
     Increase (decrease) in accounts
      payable                                 107,975     (156,160)
     Increase in accrued salaries and
      other expenses                           96,989      137,964
                                            ---------    ---------

Net Cash Provided by
     Operating Activities                  $1,042,230   $  643,060
                                           ==========   ==========

Supplemental Schedule of Non-Cash Investing and Financing Activities:

In March 1996, the company outsourced the assembly of plastic droppers and SegmentSamplers/TM/. As a result, inventory of component parts totaling $282,886 was transferred to outside vendors and a corresponding receivable due from the vendors was recorded. This receivable will be reduced as assembled parts are delivered, with the cost of components deducted from the vendors' selling price. As of June 30, 1996 additional inventory valued at $54,662 was transferred to outside vendors and the outstanding receivable balance was $154,422.



           See notes to unaudited consolidated financial statements.

                            GAMMA BIOLOGICALS, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1. Reconciliation of statutory rate with effective United States income tax rate:

                                          THREE MONTHS ENDED
                                          ------------------
                                               JUNE 30,
                                          ------------------

                                            1996       1995
                                            ----       ----

     Statutory rate                         34.0%      34.0%
     Increase (decrease) resulting from:
        Exempt export earnings              (3.2)      (5.2)
        Life insurance premiums               .7        1.1
        Valuation of temporary
         differences                         7.1        (.7)
        Other-net                             .9         .8
                                            ----       ----
     Effective tax rate                     39.5%      30.0%
                                            ====       ====

The provision for deferred income taxes is based on the liability method prescribed by SFAS No. 109. A deferred income tax liability or asset is recognized for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in net taxable or deductible amounts in future years. Significant components of the company's deferred tax assets (liabilities) are as follows:

                                          JUNE 30, 1996   MARCH 31, 1996
                                          --------------  ---------------

  Allowance for bad debts                    $   56,000       $   53,300
  Inventory costs capitalized                    61,700           57,600
                                             ----------       ----------
        Net current deferred tax
            asset                               117,700          110,900
                                             ----------       ----------
  Difference between book and tax
   basis of property,
    plant and equipment                        (309,000)        (253,000)
  Other                                         (23,200)         (24,600)
                                             ----------       ----------

        Net noncurrent deferred tax            (332,200)        (277,600)
            liability                        ----------       ----------

  Net deferred tax liability                 $ (214,500)      $ (166,700)
                                             ==========       ==========

2. Net income per common and common equivalent share is computed using weighted average number of shares and dilutive equivalent shares outstanding during each period. The weighted average number of shares for the three-month period ended June 30 was 4,593,336 in 1996 and 4,600,058 in 1995.

3. Inventories are valued at the lower of cost or market value, based on the cost method summarized below:

                                    JUNE 30, 1996  MARCH 31, 1996
                                    -------------  --------------

  First-in, first out:
     Finished products                 $1,509,074      $1,387,826
     Products in process                  403,630         499,579
                                       ----------      ----------
                                        1,912,704       1,887,405
                                       ----------      ----------
  Specific identification:
     Raw material                         705,918         737,717
                                       ----------      ----------
                                          705,918         737,717
                                       ----------      ----------
  Average:
     Supplies                             617,994         615,238
                                       ----------      ----------
        Total                          $3,236,616      $3,240,360
                                       ==========      ==========

4.  INVESTMENTS

  In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the company has classified its investment in equity securities as "available for sale", which is reported at fair value. Unrealized holding gains and losses are reported in a separate component of shareholders' equity until realized. The company has the positive intent and ability to hold its investments in debt securities to maturity; these investments are reported at amortized cost. Investments in debt and equity securities are summarized as follows:

                                                                            UNREALIZED    CARRYING
                  TYPE                      CLASSIFICATION    FAIR VALUE   GAIN (LOSS)      VALUE
- ----------------------------------------------------------------------------------------------------
Three months ended June 30, 1996
Debt securities:
  Certificates of Deposit - due 9/9/96     Held to maturity    $  100,000                 $  100,000
                                                            ----------------------------------------
         Total debt securities                                    100,000                    100,000
                                                            ----------------------------------------
          Total investments                                    $  100,000                 $  100,000
                                                            ========================================

Three months ended June 30, 1995
Equity securities:
  Common stock                            Available for sale   $    8,944    $  (1,625)    $   8,944
Debt securities:
  U.S. Government:
    Federal Farm Credit Banks -
     due 9/1/95                           Held to maturity        999,690         (545)    1,000,235
    Treasury Notes - due 3/3/96           Held to maturity        995,630          662       994,968
    Certificates of Deposit - due
     9/11/95                              Held to maturity        100,937                    100,937
                                                            ----------------------------------------
         Total debt securities                                  2,096,257          117     2,096,140
                                                            ----------------------------------------
          Total investments                                    $2,105,201     $ (1,508)   $2,105,084
                                                            ========================================


5. In the opinion of management, the unaudited consolidated condensed financial statements for Gamma Biologicals, Inc. (the "company") includes all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position of the company as of June 30, 1996, the results of operations of the three month periods ended June 30, 1996 and 1995 and cash flows for the three month periods ended June 30, 1996 and 1995. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

6. LONG-TERM OBLIGATIONS
  Long-term obligations consist of:


                                                  JUNE 30, 1996  MARCH 31, 1996
                                                 --------------  --------------

  Mortgage note, due monthly through               $411,295        $430,422
   2000

  Other obligations                                  11,099          19,263
                                                   --------       ---------
                                                    422,394         449,685
     Less current portion                            91,893          96,588
                                                   --------       ---------

  Total long-term obligations                      $330,501        $353,097
                                                   ========       =========

  The mortgage note bears interest at the bank's base rate, but not less than 7% nor more than 13%. At June 30, 1996, the note bore interest at 9.25%. The mortgage note is collateralized by a first lien on the company's land and building.

7.   SALES BY GEOGRAPHIC AREA

  The company operates within one dominant segment - the manufacture and sale of blood bank and diagnostic products - and has no customer which accounts for 10% or more of its total sales. The company operates in one geographic area, the United States, from which it sells to numerous countries.

                                             THREE MONTHS ENDED
                                          ------------------------
                                                  JUNE 30,
                                          ------------------------
                                             1996         1995
                                          -----------  -----------
Net sales to unaffiliated customers:
           United States                   $3,077,478   $2,990,547
           Europe                             389,155      387,824
           Pacific Region                     317,242      281,097
           Mexico, Central and South          240,490      158,949
            America
           Middle East                        142,206      208,571
           Other                               45,465       61,249
                                           ----------   ----------
           Total                           $4,212,036   $4,088,237
                                           ==========   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

THREE MONTHS ENDED JUNE 30, 1996
- --------------------------------

  Revenues increased 3% for the three months ended June 30, 1996 compared with the same period in 1995. Domestic sales rose 3% due, in large part, to the fulfillment of backorders of one third-party product. Our supplier plans to introduce a new and improved version of this product in the near future; this should eliminate the supply shortages and FDA recalls experienced over the past twelve months. Internationally, now that exclusive distributorships have been established in every country in Central and South America, sales have begun to strengthen in this region, increasing 51% compared to the same period last year. Export sales rose 3% overall in the current period.

  Gross margin as a percentage of sales held at 53% in the current period, in spite of continued pressure on selling prices, due to the conversion of source material for additional high-volume products to clone-based raw materials grown in our in-house clone lab. This conversion has improved and should continue to improve manufacturing efficiencies in both reagent manufacturing and the clone lab as more products are converted.

  Selling and general and administrative expenses remained relatively constant with the prior period. Shipping and warehouse expenses fell 26% compared with the same period in 1995. Relocation of the shipping department to new facilities that fully utilize the bar coding system implemented last year has significantly improved accuracy and control. The order fulfillment process will be further streamlined this fall with the completion of a computer software upgrade.

  Research and development expenses increased 10% in 1996 after a 40% increase in 1995, due to costs associated with ReACT alpha testing, Olympus reagent field studies, and ongoing electro-biosensor research.

  Interest income has declined due to a reduction in the amount of funds invested and a change in the investment mix in the current period. Interest expense decreased due to normal debt retirement. Other income in 1995 was related to the sale of infectious mononucleosis test kit technology, one of the company's low-volume serological products.

  The provision for income taxes rose 52% due mainly to deferred taxes provided for temporary differences between the book and tax basis of fiscal 1996 property additions.

  In March 1995, the Financial Accounting Standards Board("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", which sets forth guidance as to when to recognize an impairment of long-lived assets, including goodwill, and how to measure such an impairment. The company adopted SFAS No. 121 on April 1, 1996. The adoption of SFAS No. 121 did not have a material effect on the company's results of operations or financial position.

  In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which permits, but does not require, a fair-value-based method for accounting for employee stock option plans which results in compensation expense being recognized in the results of operations when stock options are granted. The company adopted SFAS No. 123 on April 1, 1996. We plan to continue the use of our current intrinsic-value-based method of accounting for such plans where no compensation expense is recognized. However, as required by SFAS No. 123, we will provide pro forma disclosure of net income and earnings per share, if significantly different from reported amounts, in the notes to the annual financial statements as if the fair-value-based method had been applied. The company has not granted any stock-based compensation instruments in the three month period ended June 30, 1996.



LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------


  Net cash flows increased approximately $489,000 during the three month period ended June 30, 1996 compared with the same period in 1995. Operating cash flows improved by nearly $400,000, due primarily to reduced inventory levels resulting from outsourcing the assembly of plastic droppers and SegmentSamplers. Management believes that operating cash flows will be sufficient to meet future operating needs.

With the completion of improvements to the shipping area in May 1996, capital expenditures have begun to slow, decreasing $73,000 from the same period last year. Although further expenditures are planned during fiscal 1997 to upgrade the computer system, automate the packaging function and add capacity to the monoclonal laboratory, domestic expenditures are expected to total $800,000, or approximately half of the fiscal 1996 total.

  In July 1996, we took delivery of nine of the first production lot of 25
ReACT microcolumn centrifuges. This lot will cost about $23,000, plus a molding charge. We plan to establish a manufacturing facility outside the United States during the second half of fiscal 1997, since FDA approval to market ReACT in the United States may take as long as two years. The company has also committed $165,000 to fund electro-biosensor research in fiscal 1997, half of which was funded this quarter.

  The company's existing capital resources, consisting of $4,200,000 in cash and short-term investments and a $1,500,000 revolving credit line, should be sufficient to support planned product development and capital improvements during the next 12 months.

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



                              GAMMA BIOLOGICALS, INC.



August 13, 1996           By:  /s/ John J. Moulds
                               -------------------------------
                              John J. Moulds
                              President
                              (Chief Operating Officer)



August 13, 1996           By:  /s/ Margaret J. O'Bannion
                               --------------------------
                              Margaret J. O'Bannion
                              Vice President - Finance
                              (Chief Financial Officer)