Form 10-Q
period 1996-09-30
GAMMA BIOLOGICALS INC
filed 1996-11-14
CIK 317890

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission file number 1-10538

                            GAMMA BIOLOGICALS, INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Texas                                          74-1668436
-------------------------------                      -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)

             3700 Mangum Road, Houston, Texas            77092
             ---------------------------------------------------
             (Address of principal executive offices)  (Zip code)

                                (713) 681-8481
             ---------------------------------------------------
             (Registrant's telephone number, including area code)


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

                    At November 13, 1996:   4,602,802 shares

                         PART I. FINANCIAL INFORMATION
                            GAMMA BIOLOGICALS, INC.
                          Consolidated Balance Sheets

                                                                   SEPTEMBER 30, 1996      MARCH 31, 1996
                                                                   ------------------      --------------
                                                                       (UNAUDITED)

     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ....................................    $     3,696,069        $    3,724,379
  Short-term investments .......................................            100,000               100,000
  Receivables - net of allowance for doubtful ..................
    accounts of $175,384 and $156,839, respectively ............          3,236,310             3,696,880
  Inventories ..................................................          3,714,517             3,240,360
  Prepaid expenses .............................................            376,963               369,380
  Deferred taxes ...............................................            121,300               110,900
                                                                    ---------------       ---------------
  Total current assets .........................................         11,245,159            11,241,899
PROPERTY - at cost, net of accumulated                              ---------------       ---------------
  depreciation and amortization of $5,823,978
  and $5,684,907, respectively .................................          5,746,347             5,178,063

CASH VALUE OF LIFE INSURANCE ...................................          1,859,665             1,729,774

EXCESS OF COST OVER NET ASSETS ACQUIRED-NET ....................            139,397

OTHER ASSETS ...................................................            250,684               275,964
                                                                    ---------------       ---------------
  TOTAL ........................................................    $    19,241,252       $    18,425,700
                                                                    ===============       ===============
     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term obligations......................    $       115,314       $        96,588
  Accounts payable - trade .....................................            643,888               487,681
  Dividends payable ............................................            115,071               113,796
  Accrued salaries and other expenses ..........................            278,781               244,852
                                                                    ---------------       ---------------
  Total current liabilities ....................................          1,153,054               942,917
                                                                    ---------------       ---------------
LONG-TERM OBLIGATIONS ..........................................            410,943               353,097
                                                                    ---------------       ---------------
DEFERRED TAXES .................................................            336,002               277,600
                                                                    ---------------       ---------------
SHAREHOLDERS' EQUITY ...........................................         17,341,253            16,852,086
                                                                    ---------------       ---------------
  TOTAL ........................................................    $    19,241,252       $    18,425,700
                                                                    ===============       ===============

           See notes to unaudited consolidated financial statements.

                            GAMMA BIOLOGICALS, INC.
                       Statements of Consolidated Income
                                  (Unaudited)

                                                               THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                                                  -------------                      -------------
                                                              1996             1995              1996             1995
                                                         ------------     ------------      ------------    -------------

NET SALES ...........................................    $  4,176,869     $  4,331,561      $  8,388,905     $  8,419,798

COST OF SALES .......................................       1,731,526        1,920,354         3,716,118        3,837,027
                                                         ------------     ------------      ------------     ------------
GROSS MARGIN ........................................       2,445,343        2,411,207         4,672,787        4,582,771
                                                         ------------     ------------      ------------     ------------
OPERATING EXPENSES:
  Selling ...........................................         888,145          871,105         1,751,511        1,729,696
  General and administrative ........................         552,063          585,949         1,085,292        1,133,465
  Shipping and warehouse ............................         184,186          243,968           353,004          472,482
  Research and development ..........................         365,734          328,715           695,650          628,957
                                                         ------------     ------------      ------------     ------------
    Total operating expense .........................       1,990,128        2,029,737         3,885,457        3,964,600
                                                         ------------     ------------      ------------     ------------
OPERATING INCOME ....................................         455,215          381,470           787,330          618,171
                                                         ------------     ------------      ------------     ------------
OTHER INCOME (EXPENSE):
  Interest income ...................................          53,788           67,931           101,594          136,875
  Interest expense ..................................         (10,700)         (17,661)          (22,112)         (32,050)
  Other - net .......................................           3,417           (1,456)             (562)          22,279
                                                         ------------     ------------      ------------     ------------
    Other income - net ..............................          46,505           48,814            78,920          127,104
                                                         ------------     ------------      ------------     ------------
INCOME BEFORE INCOME TAXES ..........................         501,720          430,284           866,250          745,275
INCOME TAXES ........................................         169,400          126,700           313,500          221,200
                                                         ------------     ------------      ------------     ------------
NET INCOME ..........................................    $    332,320     $    303,584      $    552,750     $    524,075
                                                         ============     ============      ============     ============
Weighted average number of common
 and common equivalent shares outstanding ...........       4,574,656        4,597,956         4,574,058        4,597,511
                                                         ------------     ------------      ------------     ------------
Net income per common and common
 equivalent share ...................................    $        .07     $        .07      $        .12     $        .11
                                                          ===========     ============      ============     ============

           See notes to unaudited consolidated financial statements.

                            GAMMA BIOLOGICALS, INC.
          Statements of Consolidated Changes in Shareholders' Equity
                                  (Unaudited)

                                                                             SIX MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                               -------------
                                                                  1996                                   1995
                                                                 -----                                   ----
                                                       SHARES              AMOUNT           SHARES                AMOUNT
                                                       ------              -------           ------                -------
COMMON STOCK
  Balance, beginning of period ...............       4,711,365         $   471,136         4,700,303            $   470,030
  Acquisition of wholly-owned subsidiary .....          50,000               5,000
  Exercise of stock options ..................           1,000                 100             3,000                    300
                                                     ---------          ----------         ---------             ----------
  Balance, end of period                             4,762,365             476,236         4,703,303                470,330
                                                     ---------          ----------         ---------             ----------
CAPITAL IN EXCESS OF PAR
  Balance, beginning of period ...............                          13,512,836                               13,482,615
  Acquisition of wholly-owned subsidiary .....                             157,500
  Exercise of stock options ..................                               2,710                                    8,130
                                                                        ----------                               ----------
  Balance, end of period .....................                          13,673,046                               13,490,745
                                                                        ----------                               ----------
RETAINED EARNINGS
  Balance, beginning of period ...............                           3,988,022                                3,619,289
  Net income .................................                             552,750                                  524,075
  Dividends declared .........................                            (228,893)                                (227,171)
                                                                        ----------                               ----------
  Balance, end of period .....................                           4,311,879                                3,916,193
                                                                        ----------                               ----------
TREASURY STOCK ...............................        (159,563)         (1,119,908)         (159,169)            (1,118,258)
                                                     ---------          ----------         ---------             ----------
TOTAL SHAREHOLDERS' EQUITY ...................       4,602,802         $17,341,253         4,544,134            $16,759,010
                                                     =========          ==========         =========             ==========

           See notes to unaudited consolidated financial statements.

                            GAMMA BIOLOGICALS, INC.
                     Statements of Consolidated Cash Flows
                                  (Unaudited)
                                                       SIX MONTHS ENDED
                                                         SEPTEMBER 30,
                                                         -------------
                                                     1996             1995
                                                     ----             ----
                                                 [INCREASE (DECREASE) IN CASH]

Cash flows from operating activities:
  Cash received from customers ..............  $  9,048,041      $  8,975,066
  Interest received .........................       103,792            74,517
  Cash paid to suppliers and employees ......    (7,754,624)       (7,849,923)
  Interest paid .............................       (22,112)          (32,050)
  Income taxes paid .........................      (243,000)         (200,000)
                                               ------------      ------------
  Net cash provided by operating activities .     1,132,097           967,610
                                               ------------      ------------
Cash flows from investing activities:
  Property additions ........................      (895,738)         (965,075)
  Increase in cash value of life insurance ..      (129,891)          (95,867)
  Purchase of investments ...................                        (955,449)
  Proceeds from investments .................         2,343         1,030,868
  Investment in subsidiary ..................       142,659
  Proceeds from sale of equipment ...........            49             8,595
                                               ------------      ------------
  Net cash used in investing activities .....      (880,578)         (976,928)
                                               ------------      ------------
Cash flows from financing activities:
  Payments on long-term obligations .........       (55,022)         (108,873)
  Exercise of stock options .................         2,811             8,430
  Dividends paid ............................      (227,618)         (227,133)
                                               ------------      ------------
  Net cash used in financing activities .....      (279,829)         (327,576)
                                               ------------      ------------
Net decrease in cash ........................       (28,310)         (336,894)

Cash and cash equivalents at beginning
  of pereiod ................................     3,724,379         1,795,854
                                               ------------      ------------
Cash and cash equivalents at end of period ..  $  3,696,069      $  1,458,960
                                               ============      ============

                            GAMMA BIOLOGICALS, INC.
                     Statements of Consolidated Cash Flows
                                  (Unaudited)


Reconciliation of Net Income to
Net Cash Provided by Operating Activities

                                                       SIX MONTHS ENDED
                                                         SEPTEMBER 30,
                                                         -------------
                                                    1996              1995
                                                    ----              ----


Net Income                                      $  552,750        $  524,075
Adjustments to reconcile net income to
  cash provided by operating activities:
    Depreciation .............................     359,717           319,013
    Loss on sale of fixed assets .............       2,863               102
    Decrease in accounts receivable ..........     608,359           584,768
    (Gain) loss on sale of investments .......       2,198           (93,226)
    Increase in inventory ....................    (548,645)         (290,227)
    Decrease in prepaid expenses .............      (7,583)           76,361
    Decrease in other assets .................      25,281            36,839
    Increase (decrease) in accounts payable ..     160,934          (147,739)
    Decrease in accrued salaries and other
     expenses ................................     (23,777)          (42,356)
                                                ----------        ----------
Net Cash Provided by
  Operating Activities .......................  $1,132,097        $  967,610
                                                ==========        ==========

Supplemental Schedule of Non-Cash Investing and Financing Activities:

In March 1996, the company outsourced the assembly of plastic droppers and SegmentSamplers (TM). As a result, inventory of component parts totaling $282,886 was transferred to outside vendors and a corresponding receivable due from the vendors was recorded. This receivable is being reduced as assembled parts are delivered, with the cost of components deducted from the vendors' selling price. During the six months ended September 30, 1996 additional inventory valued at $101,000 was transferred to outside vendors and the outstanding receivable balance at September 30, 1996 was $110,424.

The company purchased 100% of the outstanding shares of Gamma Biologicals, B.V. effective September 30, 1996, for 50,000 shares of common stock. In conjunction with the acquisition, assets of $336,000 (including $143,000 cash) were received and liabilities of $313,000 were assumed.



           See notes to unaudited consolidated financial statements.

                            GAMMA BIOLOGICALS, INC.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

1. Reconciliation of statutory rate with effective United States income tax rate:


                                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                              SEPTEMBER 30,              SEPTEMBER 30,
                                                                              -------------              -------------
                                                                          1996            1995        1996           1995
                                                                         ------          ------      ------         ------

 Statutory rate ....................................................     34.0%            34.0%       34.0%         34.0%
  Increase (decrease) resulting from:
    Exempt export earnings .........................................     (2.3)            (3.8)       (2.7)         (4.4)
    Life insurance premiums ........................................       .5               .8          .6            .9
    Valuation of temporary differences .............................       .9             (2.2)        3.5          (1.5)
    Other-net ......................................................       .7               .7          .8            .8
                                                                       ------           ------      ------        ------
  Effective tax rate ...............................................     33.8%            29.5%       36.2%         29.8%
                                                                       ======           ======      ======        ======

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

                                                                         SEPTEMBER 30, 1996         MARCH 31, 1996
                                                                         ------------------         --------------
  Allowance for bad debts ..........................................        $    59,600              $   53,300
  Inventory costs capitalized ......................................             61,700                  57,600
                                                                            -----------              ----------
    Net current deferred tax asset .................................            121,300                 110,900
                                                                            -----------              ----------
  Difference between book and tax basis of
    property, plant and equipment ..................................           (310,400)               (253,000)
  Other ............................................................            (25,602)                (24,600)
                                                                            -----------              ----------
    Net noncurrent deferred tax liability ..........................           (336,002)               (277,600)
                                                                            -----------              ----------
  Net deferred tax liability .......................................        $  (214,702)             $ (166,700)
                                                                            ===========              ==========

2. Net income per common and common equivalent share is computed using weighted average number of shares and dilutive equivalent shares outstanding during each period. The weighted average number of shares for the three month period ended September 30, was 4,574,656 in 1996 and 4,597,956 in 1995; for the six month period then ended, 4,574,058 in 1996 and 4,597,511 in 1995.

3. Inventories are valued at the lower of cost or market value, based on the cost method summarized below:
                                     SEPTEMBER 30, 1996    MARCH 31, 1996
                                     ------------------    --------------
   First-in, first out:
    Finished products .............    $  1,837,131         $  1,387,826
    Products in process ...........         406,791              499,579
                                       ------------         ------------
                                          2,243,922            1,887,405
                                       ------------         ------------
  Specific identification:
    Raw material ..................         760,314              737,717
                                       ------------         ------------
                                            760,314              737,717
                                       ------------         ------------
  Average:
    Supplies ......................         710,281              615,238
                                       ------------         ------------
     Total ........................    $  3,714,517         $  3,240,360
                                       ============         ============

4.  INVESTMENTS

  In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the company classified its investments in debt securities as "held to maturity", since the company has the positive intent and ability to hold its investments in debt securities to maturity. These investments are reported at amortized cost. Investments in debt securities are summarized as follows:

                                                                                        UNREALIZED        CARRYING
           TYPE                               CLASSIFICATION           FAIR VALUE       GAIN (LOSS)         VALUE
          -----                               --------------           ----------       -----------       ---------
Six months ended September 30, 1996
Debt securities:
 Certificates of Deposit - due 3/10/97        Held to maturity         $   100,000                        $   100,000
                                                                       ----------------------------------------------
  Total debt securities                                                    100,000                            100,000
                                                                       ----------------------------------------------
   Total investments                                                   $   100,000                        $   100,000
                                                                       ==============================================


Six months ended September 30, 1995
Debt securities:
 U.S. Government:
  Federal Natl Mtg Assn - due 11/29/95        Held to maturity         $   990,400      $    4,083        $   986,317
  Treasury Notes - due 3/31/96                Held to maturity             997,500             854            996,646
 Certificates of Deposit - due 3/11/96        Held to maturity             100,000                            100,000
                                                                       ----------------------------------------------
  Total debt securities                                                  2,087,900           4,937          2,082,963
                                                                       ----------------------------------------------
   Total investments                                                   $ 2,087,900      $    4,937        $ 2,082,963
                                                                       ==============================================

5. In the opinion of management, the unaudited consolidated condensed financial statements for Gamma Biologicals, Inc. (the "company") include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position of the company as of September 30, 1996, the results of operations of the three and six month periods ended September 30, 1996 and 1995 and cash flows for the six month periods ended September 30, 1996 and 1995. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

6. LONG-TERM OBLIGATIONS
   Long-term obligations consist of:

                                                                   SEPTEMBER 30, 1996        MARCH 31, 1996
                                                                   ------------------        --------------
  Mortgage note, due monthly through 2000                           $     391,865             $   430,422
  Note payable-foreign, due semiannually
    through 2000                                                          131,594
  Other obligations                                                         2,798                  19,263
                                                                    -------------              ----------
                                                                          526,257                 449,685
    Less current portion                                                  115,314                  96,588
                                                                    -------------              ----------
  Total long-term obligations                                       $     410,943              $  353,097
                                                                    =============              ==========


  The mortgage note bears interest at the bank's base rate, but not less than 7% nor more than 13%. At September 30, 1996, the note bore interest at 9.25%. The mortgage note is collaterized by a first lien on the company's land and building. The foreign note payable bears interest at 7%.

7. SALES BY GEOGRAPHIC AREA

   The company operates within one dominant segment - the manufacture and sale of blood bank and diagnostic products - and has no customer which accounts for 10% or more of its total sales. During the three and six month periods ended September 30, 1996 and 1995, the company operated in one geographic area, the United States, from which it sold to numerous countries. Subsequent to the September 30, 1996 acquisition of Gamma Biologicals, B.V., the company will operate in two geographic areas, the United States and Europe.


                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                                     --------------------------------   ----------------------------------
                                                          1996            1995               1996                1995
                                                          ----            ----               ----                ----

Net sales to unaffiliated customers:
  United States                                       $2,841,918       $3,146,710        $5,919,396            $6,137,258
  Europe                                                 368,436          383,644           757,591               771,468
  Pacific Region                                         390,967          326,714           708,208               607,810
  Mexico, Central and South America                      401,917          247,795           642,406               406,744
  Middle East                                            123,768          159,615           265,975               368,186
  Other                                                   49,863           67,083            95,329               128,332
                                                      ----------       ----------        ----------           -----------
   Total                                              $4,176,869       $4,331,561        $8,388,905            $8,419,798
                                                      ==========       ==========        ==========           ===========

8.  ACQUISITION OF WHOLLY-OWNED SUBSIDIARY

    Effective September 30, 1996, the company acquired 100% of the outstanding shares of its distributor in the Netherlands, Gamma Biologicals, B.V. Consideration for the acquisition was 50,000 shares of Gamma common stock, valued at $3.25 per share, the market price on the effective date. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $139,397 and has been recorded as goodwill, which will be amortized over five years.

    On the basis of a pro forma consolidation of the results of operations as if the acquisition had taken place at April 1, 1995 rather than at September 30, 1996, consolidated net sales for the six month periods ending September 30, 1996 and 1995 would have been approximately $8,740,000 and $8,710,000. Consolidated income and earnings per share would have been $596,000 and $.13 for 1996 and $558,000 and $.12 for 1995. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at April 1, 1995.

    Gamma Biologicals, B.V. was formed in November 1993 to market Gamma products and certain noncompeting product lines in the Netherlands. Subsequent to the acquisition, the subsidiary will continue to sell directly in the Benelux area, as well as serve as a European distribution center and manufacturing site for the ReACT test system.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 1996
-------------------------------------

  Revenues decreased 3.6% for the three months ended September 30, 1996 compared with the same period in 1995. Domestic sales fell 9.6% due primarily to the shortage of human-source raw material for certain rare reagents and the backorder of one third-party product. Our supplier introduced an improved version of this product late in the second quarter; this should eliminate the supply shortages and FDA recalls experienced over the past twelve months. Internationally, with exclusive distributorships established in every country in Central and South America, sales continue to strengthen in this region, increasing 62% compared to the same period last year. Export sales rose 13% overall in the current period.

  Gross margin as a percentage of sales rose to 58.5% in the current period due to the conversion of source material for additional high-volume products to clone-based raw materials grown in our in-house clone lab. This conversion continues to improve manufacturing efficiencies in both reagent manufacturing and the clone lab as more products are converted.

  Selling and general and administrative expenses remained relatively constant with the prior period. Shipping and warehouse expenses fell 25% compared with the same period in 1995. Relocation of the shipping department to new facilities that fully utilize the bar coding system implemented last year has significantly improved accuracy and control. Future periods should experience further efficiencies due to the completion in September of a computer software upgrade that further streamlined the order fulfillment process.

  Research and development expenses increased 11% in 1996 after a 27% increase in 1995, due to costs associated with ReACT alpha testing and Olympus reagent field studies.

  Interest income declined due to a reduction in the amount of funds invested and a change in the investment mix in the current period. Interest expense decreased due to normal debt retirement.

  The provision for income taxes rose 34% due to higher taxable income in the current period.

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

  In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which permits, but does not require, a fair-value-based method for accounting for employee stock option plans which results in compensation expense being recognized in the results of operations when stock options are granted. The company adopted SFAS No. 123 on April 1, 1996. We plan to continue the use of our current intrinsic-value-based method of accounting for such plans where no compensation expense is recognized. However, as required by SFAS No. 123, we will provide pro forma disclosure of net income and earnings per share, if significantly different from reported amounts, in the notes to the annual financial statements as if the fair-value-based method had been applied. The company has not granted any stock-based compensation instruments in the three and six month periods ended September 30, 1996.

SIX MONTHS ENDED SEPTEMBER 30, 1996
-----------------------------------

  Net income for the six months ended September 30, 1996 rose 5.5% over the prior period. A 2% increase in gross margin on relatively flat revenues coupled with a 2% reduction in operating expenses as outlined above for the three month period ended September 30, 1996 has resulted in a 16% increase in pretax earnings to date which was partially offset by a 42% increase in income taxes.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


  Net cash flows increased approximately $309,000 during the six month period ended September 30, 1996 compared with the same period in 1995. Operating cash flows improved by nearly $164,000, due primarily to the reduction of the receivable resulting from outsourcing the assembly of plastic droppers and SegmentSamplers. Management believes that operating cash flows will be sufficient to meet future operating needs.

  With the completion of improvements to the shipping area in May 1996 and the computer system upgrade implementation in September 1996, capital expenditures have begun to slow, decreasing $70,000 from the same period last year. Further domestic expenditures are planned during the last half of fiscal 1997 to streamline the packaging function and add capacity to the monoclonal laboratory. Cash from investing activities also improved by $143,000 due to the acquisition of 100% of the outstanding shares of its distributor in the Netherlands (see
Note 8).

  The new subsidiary, Gamma Biologicals, B.V. will move its operations to a larger facility in the Amsterdam area in the third quarter. The additional square footage will allow the subsidiary to begin European distribution activities and ReACT manufacturing during the fourth quarter of fiscal 1997. We expect that capital expenditures for leasehold improvements and equipment will not exceed $100,000 during the next six months.

  The company recently requested proposals from several medical equipment manufacturers for the development of a completely automated version of the ReACT system. Although the cost to develop such a system cannot yet be estimated, the development process will take at least 12 months. We submitted a 510K application to the FDA in October 1996 for approval to market a semi-automated ReACT system, and expect to begin selling this system internationally before fiscal year-end.


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



                             GAMMA BIOLOGICALS, INC.



November 13, 1996             By:  /s/ David E. Hatcher
                                   ---------------------
                                   David E. Hatcher
                                   President
                                   (Chief Executive Officer)



November 13, 1996             By:  /s/ Margaret J. O'Bannion
                                   --------------------------
                                   Margaret J. O'Bannion
                                   Vice President - Finance
                                   (Chief Financial Officer)