Form 10-Q
period 1996-12-31
GAMMA BIOLOGICALS INC
filed 1997-02-14
CIK 317890

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________

Commission file number 1-10538

                            GAMMA BIOLOGICALS, INC.
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Texas                                        74-1668436
------------------------------                  ----------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                         Identification No.)

             3700 Mangum Road, Houston, Texas             77092
         ------------------------------------------------------------
             (Address of principal executive offices)  (Zip code)

                                (713) 681-8481
         ------------------------------------------------------------
             (Registrant's telephone number, including area code)


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

                    At February 13, 1997:   4,602,802 shares

                         PART I. FINANCIAL INFORMATION
                            GAMMA BIOLOGICALS, INC.
                          Consolidated Balance Sheets

                                             DECEMBER 31, 1996   MARCH 31, 1996
                                             -----------------   --------------
      ASSETS                                    (UNAUDITED)

CURRENT ASSETS:
  Cash and cash equivalents.................  $   3,559,551      $   3,724,379
  Short-term investments....................        100,000            100,000
  Receivables - net of allowance for
   doubtful accounts of $186,463
   and $156,839,respectively................      3,420,794          3,696,880
  Inventories...............................      3,743,359          3,240,360
  Prepaid expenses..........................        384,719            369,380
  Deferred taxes............................        220,800            110,900
                                              -------------      -------------
  Total current assets......................     11,429,223         11,241,899
                                              -------------      -------------
PROPERTY - at cost, net of accumulated
 depreciation and amortization of
 $6,045,025 and $5,684,907, respectively....      5,905,810          5,178,063

CASH VALUE OF LIFE INSURANCE................      1,837,252          1,729,774

EXCESS OF COST OVER NET ASSETS ACQUIRED-NET         135,762

OTHER ASSETS................................        292,963            275,964
                                              -------------      -------------
  TOTAL.....................................  $  19,601,010      $  18,425,700
                                              =============      =============

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term obligations..  $     113,347      $      96,588
  Accounts payable - trade..................        634,418            487,681
  Dividends payable.........................        115,071            113,796
  Accrued salaries and other expenses.......        266,908            244,852
                                              -------------      -------------
    Total current liabilities...............      1,129,744            942,917
                                              -------------      -------------
LONG-TERM OBLIGATIONS.......................        387,769            353,097
                                              -------------      -------------
DEFERRED TAXES..............................        527,233            277,600
                                              -------------      -------------
SHAREHOLDERS' EQUITY........................     17,556,264         16,852,086
                                              -------------      -------------
    TOTAL...................................  $  19,601,010      $  18,425,700
                                              =============      =============


           See notes to unaudited consolidated financial statements.

                            GAMMA BIOLOGICALS, INC.
                       Statements of Consolidated Income
                                  (Unaudited)

                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                            ----------------------------      ----------------------------
                                                     DECEMBER 31,                      DECEMBER 31,
                                            ----------------------------      ----------------------------
                                                 1996            1995            1996             1995
                                            ------------      ----------      -----------      -----------
NET SALES................................   $ 4,649,766       $4,202,417      $13,038,671      $12,622,215

COST OF SALES............................     2,185,539        2,005,036        5,901,657        5,842,063
                                            -----------       ----------      -----------      -----------
GROSS MARGIN.............................     2,464,227        2,197,381        7,137,014        6,780,152
                                            -----------       ----------      -----------      -----------
OPERATING EXPENSES:
       Selling...........................       999,156          878,574        2,750,667        2,608,270
       General and administrative........       547,364          621,802        1,632,656        1,755,267
       Shipping and warehouse............       188,221          211,364          541,225          683,846
       Research and development..........       378,488          347,047        1,074,139          976,004
                                            -----------       ----------      -----------      -----------
          Total operating expense........     2,113,229        2,058,787        5,998,687        6,023,387
                                            -----------       ----------      -----------      -----------
OPERATING INCOME.........................       350,998          138,594        1,138,327          756,765
                                            -----------       ----------      -----------      -----------
OTHER INCOME (EXPENSE):
       Interest income...................        53,998           63,548          155,592          200,423
       Interest expense..................       (13,000)          (3,295)         (35,112)         (35,345)
       Other - net.......................        (5,134)            (803)          (5,695)          21,476
                                            -----------       ----------      -----------      -----------
          Other income - net.............        35,864           59,450          114,785          186,554
                                            -----------       ----------      -----------      -----------
INCOME BEFORE INCOME TAXES...............       386,862          198,044        1,253,112          943,319
INCOME TAXES.............................        56,619           30,600          370,119          251,800
                                            -----------       ----------      -----------      -----------
NET INCOME...............................   $   330,243       $  167,444      $   882,993      $   691,519
                                            ===========       ==========      ===========      ===========
Weighted average number of common and
   common equivalent shares outstanding..     4,621,665        4,613,352        4,588,356        4,609,026
                                            -----------       ----------      -----------      -----------
 Net income per common and common
    equivalent share.....................          $.07             $.04             $.19             $.15
                                            ===========       ==========      ===========      ===========



            See notes to unaudited consolidated financial statements.

                            GAMMA BIOLOGICALS, INC.
           Statements of Consolidated Changes in Shareholders' Equity
                                  (Unaudited)

                                                           NINE MONTHS ENDED
                                                       --------------------------
                                                              DECEMBER 31,
                                                       --------------------------
                                                     1996                        1995
                                          --------------------------  -------------------------
                                            SHARES        AMOUNT        SHARES        AMOUNT
                                          -----------  -------------  -----------  ------------
COMMON STOCK
  Balance, beginning of period..........   4,711,365   $    471,136    4,700,303   $    470,030
  Acquisition of wholly-owned subsidiary      50,000          5,000
  Exercise of stock options.............       1,000            100       10,937          1,094
                                          -----------------------------------------------------
  Balance, end of period................   4,762,365        476,236    4,711,240        471,124
                                          -----------------------------------------------------
CAPITAL IN EXCESS OF PAR
  Balance, beginning of period..........                 13,512,836                  13,482,615
  Acquisition of wholly-owned
   subsidiary...........................                    157,500
  Exercise of stock options.............                      2,710                      29,639
                                          -----------------------------------------------------
  Balance, end of period................                 13,673,046                  13,512,254
                                          -----------------------------------------------------
RETAINED EARNINGS
  Balance, beginning of period..........                  3,988,022                   3,619,289
  Net income............................                    882,993                     691,519
  Dividends declared....................                   (343,963)                   (340,958)
                                          -----------------------------------------------------
  Balance, end of period................                  4,527,052                   3,969,850
                                          -----------------------------------------------------
TRANSLATION ADJUSTMENTS
  Balance, beginning of period..........
  Current year translation
   adjustments..........................                       (162)
                                          -----------------------------------------------------
  Balance, end of period................                       (162)
                                          -----------------------------------------------------

TREASURY STOCK..........................
  Balance, beginning of period..........    (159,563)    (1,119,908)    (159,169)    (1,118,258)
  Purchase of treasury stock............                                    (394)        (1,650)
                                          -----------------------------------------------------
  Balance, end of period................    (159,563)    (1,119,908)    (159,563)    (1,119,908)
                                          -----------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY..............   4,602,802   $ 17,556,264    4,551,677   $ 16,833,320
                                          =====================================================



           See notes to unaudited consolidated financial statements.

                            GAMMA BIOLOGICALS, INC.
                     Statements of Consolidated Cash Flows
                                  (Unaudited)


                                                    NINE MONTHS ENDED
                                              ------------------------------
                                                       DECEMBER 31,
                                              ------------------------------
                                                   1996            1995
                                              --------------  --------------
                                              [INCREASE (DECREASE) IN CASH]

Cash flows from operating activities:
  Cash received from customers...........     $   13,484,822  $   13,135,395
  Interest received......................            156,569         103,857
  Cash paid to suppliers and employees...        (11,803,096)    (11,476,576)
  Interest paid..........................            (35,112)        (35,345)
  Income taxes paid......................           (302,825)       (325,000)
                                              --------------  --------------
  Net cash provided by operating
    activities...........................          1,500,358       1,402,331
                                              --------------  --------------
Cash flows from investing activities:
  Property additions.....................         (1,283,188)     (1,185,692)
  Increase in cash value of life
   insurance.............................           (107,478)       (132,565)
  Purchase of investments................                           (920,702)
  Proceeds from investments..............              2,343       2,065,615
  Investment in subsidiary...............            142,659
  Proceeds from sale of equipment........                 49           9,245
                                              --------------  --------------
  Net cash used in investing activities..         (1,245,615)       (164,099)
                                              --------------  --------------
Cash flows from financing activities:
  Payments on long-term obligations......            (77,805)       (143,927)
  Exercise of stock options..............              2,811          30,733
  Purchase of treasury stock.............                             (1,650)
  Dividends paid.........................           (342,688)       (340,737)
                                              --------------  --------------
  Net cash used in financing activities            (417,682)        (455,581)
                                              --------------  --------------
  Effect of exchange rate
   fluctuation on cash...................             (1,889)

Net increase (decrease) in cash..........           (164,828)        782,651

Cash and cash equivalents at beginning
 of period...............................          3,724,379       1,795,854
                                              --------------  --------------
Cash and cash equivalents at end of
 period..................................     $    3,559,551   $   2,578,505
                                              ==============   =============

                            GAMMA BIOLOGICALS, INC.
                     Statements of Consolidated Cash Flows
                                  (Unaudited)


Reconciliation of Net Income to
Net Cash Provided by Operating Activities

                                                   NINE MONTHS ENDED
                                               -------------------------
                                                      DECEMBER 31,
                                               -------------------------
                                                  1996           1995
                                               ----------     ----------

Net Income.................................... $  882,993     $  691,519
Adjustments to reconcile net income to
  cash provided by operating activities:
     Depreciation.............................    586,624        484,628
     Amortization of goodwill.................      7,145
     (Gain) loss on sale of fixed assets......      3,312             (7)
     Decrease in accounts receivable..........    491,541        557,458
     (Gain) loss on sale of investments.......        977       (162,181)
     (Increase) decrease in inventory.........   (564,237)        30,528
     Increase in prepaid expenses.............    (11,541)       (19,458)
     (Increase) decrease in other assets......    (16,998)        49,050
     Increase (decrease) in accounts payable..     71,302        (79,914)
     Increase (decrease) in accrued
      salaries and other exp..................     49,240       (149,292)
                                               ----------     ----------
Net Cash Provided by
        Operating Activities.................. $1,500,358     $1,402,331
                                               ==========     ==========

Supplemental Schedule of Non-Cash Investing and Financing Activities:

In March 1996, the company outsourced the assembly of plastic droppers and SegmentSamplers(TM). As a result, inventory of component parts totaling $282,886 was transferred to outside vendors and a corresponding receivable due from the vendors was recorded. This receivable is being reduced as assembled parts are delivered, with the cost of components deducted from the vendors' selling price. During the nine months ended December 31, 1996 additional inventory valued at $88,000 was transferred to outside vendors and the outstanding receivable balance at December 31, 1996 was $37,057.

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

                            GAMMA BIOLOGICALS, INC.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

1. Reconciliation of statutory rate with effective United States income tax rate:

                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                      ------------------       -----------------
                                          DECEMBER 31,            DECEMBER 31,
                                      ------------------       -----------------

                                       1996        1995         1996       1995
                                      ------      ------       ------     ------

   Statutory rate....................  34.0%       34.0%        34.0%      34.0%
   Increase (decrease) resulting
     from:
     Exempt export earnings..........  (1.7)        (.8)        (2.4)      (3.7)
     Life insurance premiums.........   3.3         1.7          1.4        1.1
     Amortization of goodwill........    .6                       .2
     Reduction of taxes provided
       in prior year................. (51.0)       (8.4)       (15.7)      (1.8)
     Valuation of temporary
       differences...................  25.9       (12.4)        10.4       (3.8)
     Other-net.......................   3.5         1.4          1.6         .9
                                      -----       -----        -----      -----
     Effective tax rate..............  14.6%       15.5%        29.5%      26.7%
                                      =====       =====        =====      =====

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

                                         DECEMBER 31, 1996     MARCH 31, 1996
                                         ------------------    ---------------

   Allowance for bad debts............     $     63,400       $     53,300
   Inventory costs capitalized........           61,700             57,600
   Development costs..................           95,700
                                           ------------       ------------
     Net current deferred tax asset...          220,800            110,900
                                           ------------       ------------

   Difference between book and tax
    basis of property, plant and
    equipment.........................         (504,900)          (253,000)
   Other..............................          (22,333)           (24,600)
                                           ------------       ------------
     Net noncurrent deferred tax
       liability......................         (527,233)          (277,600)
                                           ------------       ------------

   Net deferred tax liability.........     $   (306,433)      $   (166,700)
                                           ============       ============

2. Net income per common and common equivalent share is computed using weighted average number of shares and dilutive equivalent shares outstanding during each period. The weighted average number of shares for the three month period ended December 31, was 4,621,665 in 1996 and 4,613,352 in 1995; for the nine month period then ended, 4,588,356 in 1996 and 4,609,026 in 1995.

3. Inventories are valued at the lower of cost or market value, based on the cost method summarized below:
                                         DECEMBER 31, 1996     MARCH 31, 1996
                                         -----------------     --------------

   First-in, first out:
     Finished products................      $  1,608,591        $  1,387,826
     Products in process..............           304,713             499,579
                                            ------------        ------------
                                               1,913,304           1,887,405
                                            ------------        ------------
   Specific identification:
     Raw material.....................           998,601             737,717
                                            ------------        ------------
                                                 998,601             737,717
                                            ------------        ------------
   Average:
     Supplies.........................           831,454             615,238
                                            ------------        ------------
       Total..........................      $  3,743,359        $  3,240,360
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

                                                                                                  UNREALIZED       CARRYING
                  TYPE                                      CLASSIFICATION       FAIR VALUE       GAIN (LOSS)       VALUE
------------------------------------------------------------------------------------------------------------------------------------

   Nine months ended December 31, 1996
   Debt securities:
     Certificates of Deposit - due 3/10/97                  Held to maturity    $  100,000                       $  100,000
                                                                                -------------------------------------------
         Total debt securities                                                     100,000                          100,000
                                                                                -------------------------------------------
          Total investments                                                     $  100,000                       $  100,000
                                                                                ===========================================

   Nine months ended December 31, 1995
   Debt securities:
     U.S. Government:
       Treasury Notes - due 3/31/96                         Held to maturity       999,690          1,367           998,323
     Certificates of Deposit - due   3/11/96                Held to maturity       100,000                          100,000
                                                                                -------------------------------------------
          Total debt securities                                                  1,099,690          1,367         1,098,323
                                                                                -------------------------------------------
          Total investments                                                     $1,099,690         $1,367        $1,098,323
                                                                                ===========================================

5. In the opinion of management, the unaudited consolidated condensed financial statements for Gamma Biologicals, Inc. (the "company") include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position of the company as of December 31, 1996, the results of operations of the three and nine month periods ended December 31, 1996 and 1995 and cash flows for the nine month periods ended December 31, 1996 and 1995. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the period ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

6. LONG-TERM OBLIGATIONS
   Long-term obligations consist of:
                                            DECEMBER 31, 1996    MARCH 31, 1996
                                          ---------------------  --------------

   Mortgage note, due monthly
     through 2000.....................       $      371,880      $      430,422
   Note payable-foreign, due
     semiannually through 2000........              129,236
   Other obligations..................                                   19,263
                                             --------------      --------------
                                                    501,116             449,685
     Less current portion.............              113,347              96,588
                                             --------------      --------------
   Total long-term obligations........       $      387,769      $      353,097
                                             ==============      ==============

   The mortgage note bears interest at the bank's base rate, but not less than 7% nor more than 13%. At December 31, 1996, the note bore interest at 9.25%. The mortgage note is collaterized by a first lien on the company's land and building. The foreign note payable bears interest at 7%.

7. OPERATIONS BY GEOGRAPHIC AREA

   The company operates within one dominant segment - the manufacture and sale of blood bank and diagnostic products - and has no customer which accounts for 10% or more of its total sales. During the three month period ended December 31, 1996 the company operated in two geographic areas, the United States and Europe. Prior to the September 30, 1996 acquisition of Gamma Biologicals, B.V., the company operated in one geographic area, the United States, from which it sold to numerous countries.

                                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                      -------------------           -----------------
                                                                         DECEMBER 31,                  DECEMBER 31,
                                                                         ------------                   ------------

                                                                      1996           1995           1996            1995
                                                                      ----           ----           ----            ----
 Net sales to unaffiliated customers:
   United States.....................................           $  3,333,984   $  3,038,354   $  9,253,379    $  9,175,611
   Europe............................................                433,145        423,014      1,190,737       1,194,482
   Pacific Region....................................                315,105        323,945      1,023,314         931,755
   Mexico, Central and South America ................                325,221        243,038        967,627         649,782
   Middle East.......................................                189,601        114,701        455,576         482,887
   Other.............................................                 52,710         59,365        148,038         187,698
                                                                ----------------------------------------------------------
     Total...........................................           $  4,649,766   $  4,202,417   $ 13,038,671    $ 12,622,215
                                                                ==========================================================
 Export sales from United States to unaffiliated
  customers:
   Europe............................................           $    274,311   $    423,014   $  1,031,903    $  1,194,482
   Pacific Region....................................                315,105        323,945      1,023,314         931,755
   Mexico, Central and South America.................                325,221        243,038        967,627         649,782
   Middle East.......................................                189,601        114,701        455,576         482,887
   Other.............................................                 52,709         59,365        148,038         187,698
                                                                ----------------------------------------------------------
   Total.............................................           $  1,156,947   $  1,164,063   $  3,626,458    $  3,446,604
                                                                ==========================================================
 Export sales from United States to
  affiliated customers:                                         $     78,443                  $     78,443
                                                                ----------------------------------------------------------
Income from operations:
  United States......................................           $    343,853   $    167,444   $    896,603    $    691,519
  Europe.............................................                (13,610)                      (13,610)
                                                                ----------------------------------------------------------
    Total............................................           $    330,243   $    167,444   $    882,993    $    691,519
                                                                ==========================================================

                                                                                                  12/31/96         3/31/96
                                                                                                  --------         -------
 Identifiable assets:
   United States.....................................                                        $  17,395,701   $  16,695,926
   Europe............................................                                              232,295
   Corporate.........................................                                            1,973,014       1,729,774
                                                                ----------------------------------------------------------
     Total...........................................                                        $  19,601,010   $  18,425,700
                                                                ----------------------------------------------------------

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

   On the basis of a pro forma consolidation of the results of operations as if the acquisition had taken place at April 1, 1995 rather than at September 30, 1996, consolidated net sales for the nine month periods ending December 31, 1996 and 1995 would have been approximately $13,340,000 and $13,080,000. Consolidated income and earnings per share would have been $928,000 and $.20 for 1996 and $780,000 and $.17 for 1995. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at April 1, 1995 and should not be viewed as indicative of future operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED DECEMBER 31, 1996
------------------------------------

   Revenues rose 10.6% for the three months ended December 31, 1996 compared with the same period in 1995. Domestic sales increased 9.7% due primarily to the fulfillment of backorders of one third-party product. Our supplier introduced an improved, and consequently more costly, version of this product late in the second quarter; and could still experience periodic supply shortages. Internationally, sales continue to strengthen in Central and South America, increasing 33.8% compared to the same period last year. Buildup in this region replaced sales for custom reagents sold to a European customer in the prior period, leveling export sales between the two periods.

   Gross margin as a percentage of sales remained near 53% in the current period. The on-going conversion of source material for additional high-volume products to clone-based raw materials grown in our in-house clone lab continues to improve manufacturing efficiencies as more products are converted. However, these margin improvements were partially offset by the effects of higher sales volume and lower gross margin generated by the one third-party product mentioned above.

   Selling expenses rose 13.7% as a result of the acquisition of Gamma Biologicals, B.V. at September 30, 1996. General and administrative expenses declined 11.9% over the prior period, which were higher due to travel expense associated with the company's evaluation of potential manufacturing sites outside the United States. Shipping and warehouse expenses fell 10.9% compared with the same period in 1995. Relocation of the shipping department to new facilities that fully utilize the bar coding system implemented last year and completion of a computer software upgrade that further streamlined the order fulfillment process should continue to improve accuracy and control.

   Research and development expenses increased 9% in 1996 after a 17% increase in 1995, due to costs associated with ReACT and Olympus reagent field studies.

   Interest income declined due to a reduction in the amount of funds invested and a change in the investment mix in the current period. Interest expense decreased due to normal debt retirement.

   The provision for income taxes rose 85% due to a 95% increase in taxable income in the current period.

   In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", which sets forth guidance as to when to recognize an impairment of long-lived assets, including goodwill, and how to measure such an impairment. The company adopted SFAS No. 121 on April 1, 1996. The adoption of SFAS No. 121 did not have a material effect on the company's results of operations or financial position.

   In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which permits, but does not require, a fair-value-based method for accounting for employee stock option plans which results in compensation expense being recognized in the results of operations when stock options are granted. The company adopted SFAS No. 123 on April 1, 1996. We plan to continue the use of our current intrinsic-value-based method of accounting for such plans where no compensation expense is recognized. However, as required by SFAS No. 123, we will provide pro forma disclosure of net income and earnings per share, if significantly different from reported amounts, in the notes to the annual financial statements as if the fair-value-based method had been applied. The company has not granted any stock-based compensation instruments in the three and nine month periods ended December 31, 1996.

NINE MONTHS ENDED DECEMBER 31, 1996
-----------------------------------

    Net income for the nine months ended December 31, 1996 rose 27.7% over the prior period. A 1% increase in gross margin on a 3% increase in revenues as outlined above for the three month period ended December 31, 1996 resulted in a 33% increase in pretax earnings to date which was partially offset by a 47% increase in income taxes.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   Net cash flows declined approximately $948,000 during the nine month period ended December 31, 1996 compared with the same period in 1995. Operating cash flows improved by $98,000, due primarily to the improved collection of receivables. Management believes that operating cash flows will be sufficient to meet future operating needs.

   Completed improvements to the shipping area and the computer system, and projects in progress to relocate and streamline the packaging function and to double the monoclonal laboratory capacity have kept capital expenditures at a higher than normal level. Cash from investing activities was improved by $143,000 due to the acquisition of 100% of the outstanding shares of its distributor in the Netherlands (see Note 8). The prior period cash from investing activities benefitted from investment maturation of $1,985,000.

   The new subsidiary, Gamma Biologicals, B.V. relocated its operations to a larger facility in the Amsterdam area in the third quarter. The additional square footage will allow the subsidiary to begin European distribution activities and ReACT manufacturing during the fourth quarter of fiscal 1997. Capital expenditures for leasehold improvements and equipment to date is $32,000 and are not expected to exceed $100,000 during the next six months.

   The company is reviewing proposals from medical equipment manufacturers for the development of an upgraded version of the ReACT system. The cost to develop such a system will depend on several factors, including the level of automation and the number of enhanced features required for market acceptance. Once a manufacturer is selected, the development process should take between 12 and 18 months. We submitted a 510K application to the FDA in October 1996 for approval to market our existing ReACT system, and expect to begin selling this system internationally shortly after fiscal year-end.

   The company's existing capital resources, consisting of $3,660,000 in cash and short-term investments and a $1,500,000 revolving credit line, should be sufficient to support planned product development and capital improvements during the next 12 months.

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



                                         GAMMA BIOLOGICALS, INC.



February 13, 1997                        By:    /s/ David E. Hatcher
                                             _____________________________
                                             David E. Hatcher
                                             President
                                             (Chief Executive Officer)




February 13, 1997                        By:    /s/ Margaret J. O'Bannion
                                             _____________________________
                                             Margaret J. O'Bannion
                                             Vice President - Finance
                                             (Chief Financial Officer)