Form 10-K
period 1997-03-31
GAMMA BIOLOGICALS INC
filed 1997-06-27
CIK 317890

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              ___________________
                                   FORM 10-K
(MARK ONE)

  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   FOR THE FISCAL YEAR ENDED MARCH 31, 1997.

                                      OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            FOR THE TRANSITION PERIOD FROM __________ TO __________
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

     COMMON STOCK $.10 PAR VALUE................ AMERICAN STOCK EXCHANGE
     COMMON STOCK PURCHASE RIGHTS............... AMERICAN STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     NONE
    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES  X.    NO.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                            [ ]

    State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days of the date of filing.

       As of June 17, 1997: Common Stock, $.10 par value -- $20,426,043

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as at the latest practicable date.

     As of June 17, 1997: Common Stock, $.10 par value -- 4,603,052 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the annual report to shareholders for the year ended March 31, 1997 are incorporated by reference into Part I and Part II.

    Portions of the proxy statement for the annual meeting to be held August 7, 1997 are incorporated by reference into Part III.
================================================================================

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

     The company's current products are used in a number of applications, including:

     . grouping donor and patient bloods and performing compatibility tests prior to transfusion

     .  detecting hemolytic disease of the newborn

     .  identifying antibodies and certain inherited blood group antigens

     .  assisting in platelet antibody/antigen detection

     Gamma markets its products to over 3,500 hospitals, blood centers and laboratories in the United States and Canada, and to dealers in approximately 50 countries. Domestic sales are made through the company's direct sales force, as well as through distributors. Internationally, the company sells its products and products manufactured by others through its subsidiary, Gamma Biologicals, B.V., and independent dealers.

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

     Coombs reagents are used in blood grouping, antibody detection and identification procedures and in the diagnosis of hemolytic disease of the newborn, as well as autoimmune hemolytic anemia. The company presently markets five Coombs products in three different specificities.

     Antibody potentiators are solutions added to blood testing systems to enhance their sensitivity. Improved sensitivity is also achieved by the use of certain proteolytic enzymes. The company presently markets six antibody potentiators and two enzyme reagents.

     Reagent red cell products are used in conjunction with Coombs reagents to detect and identify antibodies during pregnancy and in patient and donor blood serums. The company presently manufactures and sells 25 test cell products processed from human blood.

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

     Platelet testing kits are manufactured by Genetic Testing Institute, Inc. and are distributed exclusively by Gamma in the domestic market. Distribution in certain other countries is by mutual consent.

                           GAMMA PRODUCT GROUP TABLE

                              NUMBER OF
     BASIC PRODUCT GROUPS     PRODUCTS           MAIN USE OF PRODUCTS
     --------------------     ---------          --------------------

BLOOD GROUPING REAGENTS

 ABO
  Monoclonal                     4       Routine testing of patients and donors
  Lectin                         2       and in prenatal care.

 Rh
  Human source                   6       Rh phenotyping in selected cases;
  Monoclonal                     6       routine testing of patients and
                                         donors and in prenatal care.

 Rh Control                      2       Routine control of Rh grouping tests.

 Other
  Human source                  15       To aid in the selection of blood for
  Monoclonal                     8       patients with blood group antibodies.
  Lectin                         1

COOMBS REAGENTS
  Monoclonal                     5       With other products, in routine
                                         antibody detection (including
                                         pretransfusion compatibility testing),
                                         antibody identification and the
                                         diagnosis of certain diseases.

ANTIBODY POTENTIATORS            6       With other products, in all antibody
                                         detection and identification tests.

REAGENT RED CELL PRODUCTS
 Serum ABO Grouping              4       With ABO blood grouping reagents, in
                                         routine ABO grouping tests.

 Antibody Detection             10       With Coombs reagents and antibody
                                         potentiators, in detection of
                                         antibodies in patients and donors, and
                                         in prenatal care.

                                             (Table continued on following page)

                              NUMBER OF
     BASIC PRODUCT GROUPS     PRODUCTS           MAIN USE OF PRODUCTS
     --------------------     ---------          --------------------

REAGENT RED CELL PRODUCTS (continued)
 Antibody Identification         7       With Coombs reagents and antibody
                                         potentiators, in identification of
                                         antibodies detected in routine testing.

 Reagent Control                 4       Routine control of all Coombs tests and
                                         control of the test for weak D (D/u/
                                         test), mainly on donors.

RQC(R) KIT                       1       Routine quality control of blood bank
                                         reagents and procedures.

SPECIALTY REAGENTS
 Fetal Bleed Screen Kit          1       To detect excessive fetal-maternal
                                         hemorrhage in Rh-negative women.

 ELU-KIT(R) II                   1       To aid in identification of antibodies
                                         (especially those bound to red cells in
                                         the circulation).

 Blood Group Substances          2       To assist in antibody identification
                                         procedures.

 Enzymes                         2       To assist in antibody detection and
                                         identification.

 Gamma-Quin(R)                   1       To remove cell-bound antibody in some
                                         disease states to enable patient cells
                                         to be tested with blood grouping
                                         reagents.

 Lectins                         2       For the investigation of
                                         polyagglutination.

 RiSE(TM)                        1       To determine technical proficiency and
                                         provide continuing education.

 Tech-Chek(TM)                   1       To test technical staff for competency.

 Platelet Testing Kits           3       To assist in platelet antibody/antigen
                                         detection.

OTHER SPECIALTY ITEMS
 PV-Plates(TM)                   4       Extended blood grouping on selected
                                         samples, for forensic use.

 SegmentSampler(TM)              1       Disposable blood handling safety
                                         device.

 Saber(TM)                       1       Segment sampling device.


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

     Gamma continues funding biosensor research at the University of Wollongong, Australia, and progress reports appear encouraging towards the development of a reliable test system. Although commercialization is not expected before fiscal 1999, the company is not aware of any competitive efforts to utilize this new technology in the field of immunohematology. The company provided the University with $207,500 for biosensor research in fiscal 1997 and has committed to provide an additional $42,500 in fiscal 1998.

PRODUCTS UNDER DEVELOPMENT

     Gamma ReACT(TM) System. Gamma has developed and applied for a patent on a microcolumn technology to be used for red cell affinity testing. Products based on this technology should help Gamma compete with other microcolumn tests marketed very successfully in Europe since 1988 and recently introduced in the United States. The acronym ReACT has been chosen as a commercial trade name for the product line.

     The principle of ReACT is based on the affinity adherence of red cells to an immunologically active matrix. The matrix consists of specially treated agarose beads. Custom designed disposables and dedicated centrifuge equipment have been developed to provide customers with an easy-to-use and inexpensive testing system.

     The company's first ReACT products will be used for blood grouping, crossmatching, antibody screening and identification. Gamma applied for FDA approval to market ReACT products in the United States in October 1996. Sales of test systems are currently expected to commence outside the United States in the summer of 1997.

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

     The company currently markets eighteen FDA-licensed blood grouping reagents manufactured by hybridoma technology. Its five monoclonal Coombs reagents include the first FDA-licensed Anti-IgG. The company owns or has exclusive use of the raw material sources (clones) for twelve of the blood grouping reagents and all of the Coombs products; these clones are grown in-house to produce source material for manufacturing the relevant products. A license supplement has recently been approved for two Anti-D reagents and an Anti-E reagent based on cell lines of which the company has exclusive use. Consequently three more existing products purchased from an outside source have been replaced by ones for which the company is its own source of raw material. Raw materials for the remaining products are currently purchased from a single supplier. Should the supply of these materials from this source be interrupted, the company anticipates that it could locate alternative sources of supply. The company is committed to a program aimed at developing clones for all blood grouping reagents.

     Gamma is currently pursuing a license application for a monoclonal Anti-c reagent based on a cell line of which the company has exclusive use. In addition, the company has filed a premarket notification submission for a product intended to assist in the testing of patients with auto-immune hemolytic anemia (EGA-Kit). This should be approved in the summer of 1997.

     We have entered into a contractual arrangement with Olympus America, Inc. to develop blood group reagents and reagent red blood cells ready to use on that company's PK7200 immunohematology analyzers. Field testing is complete on the initial products, and an application for the necessary license supplement is expected to be made before the end of August 1997. Reagents for Rh phenotyping and typing for the K antigen on the PK7200 are under development.

PRODUCTION AND QUALITY CONTROL

     The company believes that its reputation in the industry as a source of quality products and services is largely attributable to the expertise of its technical employees and its maintenance of rigid quality control procedures at every step of the manufacturing process.

     Raw materials for the FDA-licensed products manufactured and sold by the company are obtained from several sources. The sources for many of the company's blood grouping reagent products are human plasma obtained from FDA-licensed establishments and monoclonal antibodies. Test cell products are manufactured from whole blood drawn from local donors or purchased from licensed blood banks. The company believes that the available sources of supply for all raw materials are adequate for its present and anticipated needs. The company is not dependent on any single source for any of its raw materials, other than six of its current Gamma-clone(R) products (see above), and for platelet testing, which are manufactured by Genetic Testing Institute, Inc. and marketed exclusively in the U.S. by Gamma.

     Once received, raw materials are subjected to a series of manufacturing and quality control steps, which vary according to the product. FDA regulations require samples of each finished lot of all blood grouping and Coombs reagents to be submitted to the Center for Biologics Evaluation and Research for approval of release prior to shipment. The FDA has granted the company exemptions from the lot release requirements for Coombs reagents, for one of its Rh reagents, for three of its other monoclonal blood grouping reagents, and also for two of its monoclonal ABO reagents. The remaining blood grouping reagents remain subject to this provision of the regulations. Test cell products, though also licensed, do not require prior FDA approval on a lot-by-lot basis.

     The products sold by the company that are not required to be licensed by the FDA (including antibody potentiators, diagnostic and specialty reagents) fall into two categories: those manufactured by the company from raw materials acquired from various sources, and those purchased from outside manufacturers for distribution by the company. All such products are manufactured in accordance with a Quality System as promulgated by the FDA. See "Regulation". The company is currently pursuing ISO 9001 certification and expects to obtain certification by the summer of 1998.

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

     The company sells its products to hospitals, blood banks, the United States armed forces, and university and private research institutions throughout the world. In the United States and Canada, the company is directly represented by 21 full-time salespersons. Most members of the sales force have degrees in medical technology or blood banking experience. Each salesperson makes direct calls on pathologists, chief blood bank technologists and purchasing agents at institutions in defined geographic areas. The company also markets its products domestically through selected distributors, who sell to small hospitals, laboratories and doctors' offices. Internationally, the company is represented by its subsidiary, Gamma Biologicals, B.V., and independent dealers.

     Management believes that timely delivery of its products to customers is an important element of its marketing and sales strategy. The company maintains an inventory sufficient to allow prompt response to customer needs. The company sells test cell products and its RQC and Tech-Chek Kits on standing orders for shipment every two, three or four weeks. The RiSE educational product is shipped quarterly. All contracts for company products may be terminated at any time without penalty by either the customer or the company.

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

     Sales to the company's six largest domestic customers (two of which are regional laboratory supply dealers) represented 5.7% of the company's net sales for fiscal 1997 and 5.8% for fiscal 1996.

     Approximately 29.8% of the company's net sales in fiscal 1997 were made to foreign customers. In fiscal 1997 the company's export sales were to customers in Japan ($832,000), Spain ($470,000), the Netherlands ($462,000), Brazil
($375,000),  Argentina ($332,000), and over 50 other countries worldwide.

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

     In addition, the Federal Food, Drug and Cosmetic Act and the Safe Medical Devices Act, together with regulations issued or authorized thereunder, provide for regulation by the FDA of the marketing, manufacture, labeling, packaging and distribution of medical devices, including most of the company's non-licensed products. Among the applicable regulations are requirements that medical device manufacturers register with the FDA, list devices manufactured by them, and file various reports. Regulations covering The Quality System for Medical Devices set forth requirements for, among other things, the company's manufacturing processes and associated record-keeping and maintenance. Certain requirements must be met before initial marketing of medical devices, ranging from a minimum obligation to notify the FDA before commencing marketing of a product substantially equivalent to devices already in commerce, to a maximum obligation to comply with the potentially expensive and time-consuming process of testing necessary to support an application for premarket approval. The FDA also has the authority, which it has so far exercised only to a limited degree, to issue performance standards to be met by most of the types of non-licensed products manufactured by the company. The company anticipates no difficulty in meeting the performance standards for the products as promulgated by the FDA.

     None of the company's current or proposed products, except those labeled for forensic use only, can be marketed in the United States without the licenses or registrations required by the FDA. Unscheduled FDA inspections of the company's facilities occur from time to time to determine compliance with applicable FDA regulations. To date, the company believes that it has satisfactorily complied with requirements imposed by the FDA, OSHA, EEOC and other government agencies. The company also believes that the manufacturing and quality control procedures it employs conform to requirements of the Quality System regulations.

MARKETS AND COMPETITION

     Management believes that the world market for blood bank reagent products is approximately $160 million per year, with about 40% of the market being in the United States. There are three other companies that actively compete with the company, one of which is Ortho Diagnostic Systems, a division of Johnson and Johnson, Inc., which the company believes accounts for about 50% of all domestic sales. Other competitors include Immucor, Inc. and BCA, a division of Biopool International.

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

     In fiscal 1997, 1996 and 1995, the company expended $1,449,000, $1,349,000 and $1,013,000, respectively, for research and development on monoclonal, microcolumn and electro-biosensor technologies. The company engaged in no customer-sponsored research during these periods.

PATENTS AND TRADEMARKS

     In May 1994, the company applied for United States and international patents covering a new antigen/antibody detection procedure using an affinity adherence technology. See "Products Under Development - Gamma ReACT System(TM)". Two additional patent applications have been submitted covering the ReACT technology.

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

EMPLOYEES

     The company has 126 full-time employees, of whom 40 hold advanced technical degrees or certifications in medical technology. Of the total, 43 are sales, marketing and customer-support personnel, 53 are engaged in manufacturing and quality control, and the remainder serve in other capacities. The company has experienced a low turnover rate among its employees and considers its employee relations to be excellent. None of the company's employees are represented by a union.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The company operates in one industry segment and two geographic areas, the United States and Europe.

ITEM 2. PROPERTIES.

     The principal manufacturing, research, shipping, sales and administrative functions of the company are conducted in a 41,000 square foot building located in northwest Houston on a three-acre tract of land owned by the company. The land and building are subject to a first lien mortgage. Management believes that the facility is both suitable and adequate for current production needs and has no plans for expanding its domestic facilities in fiscal 1998. Gamma Biologicals, B.V. leases approximately 900 square feet of office and warehouse space in Amsterdam, the Netherlands, which management believes is adequate for current needs.

ITEM 3. LEGAL PROCEEDINGS.

     The company is involved in various legal actions that are in various stages of litigation and investigation by the company and its legal counsel. After reviewing all actions pending or threatened involving the company, management believes that while the resolution of any matter may have an impact on the financial results of the period in which the matter is settled, their ultimate resolution will not have any material adverse effect upon the business or consolidated financial position of the company. Since these matters are in various stages of proceedings, future developments could cause management to revise its assessment of these matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of fiscal 1997, no matter was submitted to a vote of security holders of the company.

                                  P A R T  II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     The information contained under "Market for Registrant's Common Equity and Related Shareholder Matters" on page 32 of the company's annual report to shareholders for the year ended March 31, 1997, is incorporated herein by reference. See also Notes 7 and 8 of Notes to Consolidated Financial Statements on pages 26 and 27 of the company's annual report to shareholders for the year ended March 31, 1997, which is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     The information contained under "Selected Financial Data" on the inside front cover and page 1 of the company's annual report to shareholders for the year ended March 31, 1997, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 18 of the company's annual report to shareholders for the year ended March 31, 1997, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following consolidated financial statements of the company and its subsidiaries, included on pages 19 through 30 of the company's annual report to shareholders for the year ended March 31, 1997, are incorporated herein by reference:

     Statements of Consolidated Income -- Years ended March 31, 1997, 1996 and 1995

     Consolidated Balance Sheets -- March 31, 1997 and 1996

     Statements of Changes in Shareholders' Equity -- Years ended March 31, 1997, 1996 and 1995

     Statements of Consolidated Cash Flows -- Years ended March 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements

     The information contained under "Quarterly Financial Data (unaudited)" on page 32 of the company's annual report to shareholders for the year ended March 31, 1997, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                 P A R T  III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information contained under "Proposal No. 1 - Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 3, 4, 7, 8 and 14 of the company's proxy statement dated June 27, 1997, which has been filed with the Securities and Exchange Commission, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information contained under "Executive Officers", "Severance Agreements", and "Split-Dollar Agreements" on pages 7 through 13 (except for the Compensation/Stock Option Committee Report and Performance Graph therein) of the company's proxy statement dated June 27, 1997, which has been filed with the Securities and Exchange Commission, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information contained under "Common Stock Outstanding and Principal Holders Thereof" on pages 2 and 3 of the company's proxy statement dated
June 27, 1997, which has been filed with the Securities and Exchange Commission, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contained under "Certain Relationships and Related Transactions" on page 14 of the company's proxy statement dated June 27, 1997, which has been filed with the Securities and Exchange Commission, is incorporated herein by reference.


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

    (b)   REPORTS ON FORM 8-K
          No Report on Form 8-K was filed by the company during the quarter ended March 31, 1997.

    (c)   EXHIBITS
          See Item 14(a)(3), above.

    (d)   FINANCIAL STATEMENT SCHEDULES
          The response to this portion of Item 14 is submitted as a separate section of this report.

                                  SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                             GAMMA BIOLOGICALS, INC.


                                             By:   DAVID E. HATCHER
                                                --------------------------------
                                                (DAVID E. HATCHER,
                                                CHAIRMAN OF THE BOARD OF
                                                DIRECTORS, PRESIDENT AND CHIEF
                                                EXECUTIVE OFFICER)

Dated: June 27, 1997


    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


         SIGNATURES                TITLE                               DATE
         ----------                -----                               ----

/s/ DAVID E. HATCHER         Chairman of the Board of Directors,   June 27, 1997
--------------------------   President and Chief Executive
(DAVID E. HATCHER)           Officer


/s/ MARGARET J. O'BANNION    Vice President--Finance and           June 27, 1997
--------------------------   Chief Financial Officer (Principal
(MARGARET J. O'BANNION)      financial and accounting officer)


/s/ JOHN J. MOULDS           Director, Senior Vice President       June 27, 1997
--------------------------   and Chief Science Officer
(JOHN J. MOULDS)


/s/ BETTY FRANCIS HATCHER    Director and Executive Vice           June 27, 1997
--------------------------   President
(BETTY FRANCIS HATCHER)


/s/ BRYAN J. BRIEDEN         Director                              June 27, 1997
--------------------------
(BRYAN J. BRIEDEN)


/s/ R. BRUCE LaBOON          Director                              June 27, 1997
--------------------------
(R. BRUCE LABOON)



/s/ HAYLE B. RANDOLPH        Director                              June 27, 1997
--------------------------
(HAYLE B. RANDOLPH)


/s/ RICHARD H. ASTER, M.D.   Director                              June 27, 1997
--------------------------
(RICHARD H. ASTER, M.D.)



/s/ H. H. (WILL) HARDEE      Director                              June 27, 1997
--------------------------
(H. H. (WILL) HARDEE)

                          ANNUAL REPORT ON FORM 10-K

                     ITEM 14(a) (1) and (2) and ITEM 14(d)

                     LIST OF FINANCIAL STATEMENT SCHEDULES

                         FINANCIAL STATEMENT SCHEDULES


                           Year Ended March 31, 1997


                            GAMMA BIOLOGICALS, INC.

                                HOUSTON, TEXAS

                          ANNUAL REPORT ON FORM 10-K

                            ITEM 14(a) (1) and (2)

                   GAMMA BIOLOGICALS, INC. AND SUBSIDIARIES

                                MARCH 31, 1997


List of Financial Statements and Financial Statement Schedules

    The following consolidated financial statements of the registrant and its subsidiaries, included on pages 19 through 30 of the annual report of the registrant to its shareholders for the year ended March 31, 1997, are incorporated by reference in Item 8.

     Statements of Consolidated Income -- Years ended March 31, 1997, 1996 and 1995

     Consolidated Balance Sheets -- March 31, 1997 and 1996

     Statements of Changes in Shareholders' Equity -- Years ended March 31, 1997, 1996 and 1995

     Statements of Consolidated Cash Flows -- Years ended March 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements

    The following consolidated financial statement schedules of the Registrant and its subsidiaries are included in Item 14(d):

     Schedule V  -- Property

     Schedule VI -- Accumulated depreciation and amortization of property

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                                                                      SCHEDULE V

                   GAMMA BIOLOGICALS, INC. AND SUBSIDIARIES

                                   PROPERTY

               FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995


====================================================================================================================================

                                                BALANCE AT         ADDITIONS                        OTHER ADD        BALANCE AT
                                                BEGINNING           AT COST                          (DEDUCT)          END OF
CLASSIFICATION                                  OF PERIOD             (1)         RETIREMENTS          (2)             PERIOD
------------------------------------------------------------------------------------------------------------------------------------

Year Ended March 31, 1997:
  Land.....................................    $   284,147                                                           $   284,147
  Building and improvements................      5,437,366        $   654,011                                          6,091,377
  Machinery and equipment..................      4,573,877            958,850     $   268,898       $     (2,697)      5,261,132
  Furniture and fixtures...................        567,580             32,041                               (565)        599,056
                                               -----------        -----------     -----------       ------------     -----------
     Total.................................    $10,862,970        $ 1,644,902     $   268,898       $     (3,262)    $12,235,712
                                               ===========        ===========     ===========       ============     ===========
Year Ended March 31, 1996
  Land.....................................    $   284,147                                                           $   284,147
  Building and improvements................      4,788,218        $   649,987     $       839                          5,437,366
  Machinery and equipment..................      3,672,215            977,616          75,954                          4,573,877
  Furniture and fixtures...................        530,289             40,542           3,251                            567,580
                                               -----------        -----------     -----------       ------------     -----------
     Total.................................    $ 9,274,869        $ 1,668,145     $    80,044            -           $10,862,970
                                               ===========        ===========     ===========       ============     ===========
Year Ended March 31, 1995
  Land.....................................    $   284,147                                                           $   284,147
  Building and improvements................      4,495,903        $   446,842     $   154,527                          4,788,218
  Machinery and equipment..................      3,809,399            818,002         955,186                          3,672,215
  Furniture and fixtures...................        683,274             37,785         190,770                            530,289
                                               -----------        -----------     -----------       ------------     -----------
     Total.................................    $ 9,272,723        $ 1,302,629     $ 1,300,483            -           $ 9,274,869
                                               ===========        ===========     ===========       ============     ===========

___________

(1) Includes $35,175 of assets added in the acquisition of the Netherlands subsidiary for the year ended March 31, 1997.

(2) Other changes are due to foreign currency translation adjustments.

                                                                     SCHEDULE VI

                   GAMMA BIOLOGICALS, INC. AND SUBSIDIARIES

             ACCUMULATED DEPRECIATION AND AMORTIZATON OF PROPERTY

               FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995



====================================================================================================================================

                                                                        ADDITIONS
                                                     BALANCE AT         CHARGED TO                       BALANCE AT
                                                     BEGINNING          COSTS AND      RETIREMENTS         END OF
CLASSIFICATION                                       OF PERIOD          EXPENSES           (1)             PERIOD
------------------------------------------------------------------------------------------------------------------------------------

Year Ended March 31, 1997:
  Building and improvements.....................    $ 2,519,615        $   297,253     $        69       $ 2,816,799
  Machinery and equipment.......................      2,707,862            495,985         265,764         2,938,083
  Furniture and fixtures........................        457,430             29,130             104           486,456
                                                    -----------        -----------     -----------       -----------
     Total......................................    $ 5,684,907        $   822,368     $   265,937       $ 6,241,338
                                                    ===========        ===========     ===========       ===========
Year Ended March 31, 1996
  Building and improvements.....................    $ 2,269,455        $   250,160                       $ 2,519,615
  Machinery and equipment.......................      2,380,331            374,695     $    47,164         2,707,862
  Furniture and fixtures........................        434,523             25,616           2,709           457,430
                                                    -----------        -----------     -----------       -----------
     Total......................................    $ 5,084,309        $   650,471     $    49,873       $ 5,684,907
                                                    ===========        ===========     ===========       ===========
Year Ended March 31, 1995
  Building and improvements.....................    $ 2,209,687        $   200,175     $   140,407       $ 2,269,455
  Machinery and equipment.......................      2,958,151            309,002         886,822         2,380,331
  Furniture and fixtures........................        582,383             20,780         168,640           434,523
                                                    -----------        -----------     -----------       -----------
     Total......................................    $ 5,750,221        $   529,957     $ 1,195,869       $ 5,084,309
                                                    ===========        ===========     ===========       ===========

___________

(1) Includes foreign currency translation adjustments of ($399) for the year ended March 31, 1997.

                          ANNUAL REPORT ON FORM 10-K

                                 ITEM 14(a)(3)

                                 EXHIBIT INDEX

                                   EXHIBITS



                           Year Ended March 31, 1997



                            GAMMA BIOLOGICALS, INC.

                                HOUSTON, TEXAS

                          ANNUAL REPORT ON FORM 10-K

                                 ITEM 14(a)(3)

                   GAMMA BIOLOGICALS, INC. AND SUBSIDIARIES

                                MARCH 31, 1997


EXHIBIT
NUMBER
-------

 3(a)   --  Restated Articles of Incorporation of the Company dated June 20,
            1996.  Incorporated by reference to Exhibit 3(a) to the Company's
            Annual Report on Form 10-K for the year ended March 31, 1996 (the
            "1996 Form 10-K").

  (b) -- Amended and Restated Bylaws of the Company dated April 13, 1990. Incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended March 31, 1990 (the "1990 Form 10-K") .

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

  (o) -- Split-Dollar Agreement dated May 5, 1995 between the Company and Gary L. Parrish. Incorporated by reference to Exhibit 10(o) to the 1996 Form 10-K.

  (p) -- Split-Dollar Agreement dated October 23, 1996 between the Company and Raul Alvarez.

  (q) -- Split-Dollar Agreement dated October 21, 1996 between the Company and Susan A. Batcha.

  (r) -- Split-Dollar Agreement dated October 17, 1996 between the Company and Thomas H. Frame.

  (s) -- Split-Dollar Agreement dated October 17, 1996 between the Company and Marilyn K. Moulds.

  (t) -- Incentive Stock Option Plan of the Company. Incorporated by reference to the Company's Proxy Statement dated June 25, 1987, Exhibit A.

EXHIBIT
NUMBER
-------

  (u) -- 1991 Employee Stock Option Plan of the Company. Incorporated by reference to Exhibit 28.2 to the Company's Registration Statement on Form S-8 (File No. 33-44950) dated January 6, 1992.

  (v) -- 1991 Outside Director Stock Option Plan of the Company. Incorporated by reference to Exhibit 28.3 to the Company's Registration Statement on Form S-8 (File No. 33-44950) dated January 6, 1992.

  (w) -- 1995 Employee Stock Option Plan of the Company. Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-01147) dated February 21, 1996.

  (x) -- 401(k) Retirement Savings Plan of the Company adopted July 1, 1992. Incorporated by reference to Exhibit 10(r) to the 1993 Form 10-K.

  (y) -- Patent License Agreement effective May 12, 1997 between the Company and Pasteur Sanofi Diagnostics.

  (z) -- Term and Revolving Line of Credit Loan Agreement dated August 17, 1990 between Sterling Bank and the Company. Incorporated by reference to Exhibit 10(v) to the 1991 Form 10-K.

 (aa)   --  Promissory Note dated November 2, 1990 payable to the order of
            Sterling Bank by the Company. Incorporated by reference to Exhibit 10(w) to the 1991 Form 10-K.

 (bb)   --  Employment Contract dated January 29, 1976 between the Company and
            John Case. Incorporated by reference to Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the year ended March 31, 1986.

 (cc)   --  Amended and Restated Severance Agreement dated February 19, 1996 between Betty F. Hatcher and the Company. Incorporated by reference to Exhibit 10(y) to the 1996 Form 10-K.

 (dd)   --  Amended and Restated Severance Agreement dated February 19, 1996 between John J. Moulds and the Company. Incorporated by reference to
            Exhibit 10(z) to the 1996 Form 10-K.

 (ee)   --  Amended and Restated Severance Agreement dated February 19, 1996 between David E. Hatcher and the Company. Incorporated by reference to Exhibit 10(aa) to the 1996 Form 10-K.

 (ff)   --  Amended and Restated Severance Agreement dated February 19, 1996 between Margaret J. O'Bannion and the Company. Incorporated by reference to Exhibit 10(bb) to the 1996 Form 10-K.

EXHIBIT
NUMBER
-------

 (gg)   --  Amended and Restated Severance Agreement dated February 19, 1996 between Jimmie L. Turner and the Company. Incorporated by reference to Exhibit 10(cc) to the 1996 Form 10-K.

 (hh)   --  Severance Agreement dated December 19, 1995 between Gary L. Parrish and the Company. Incorporated by reference to Exhibit 10(dd) to the 1996 Form 10-K.

 (ii)   --  Severance Agreement dated August 12, 1996 between Raul F. Alvarez and the Company.

 (jj)   --  Severance Agreement dated August 12, 1996 between Susan A. Batcha and the Company.

 (kk)   --  Severance Agreement dated August 12, 1996 between Thomas H. Frame and the Company.

 (ll)   --  Severance Agreement dated August 12, 1996 between Marilyn K. Moulds and the Company.

  11    --  Statement Regarding Computation of per Share Earnings. Incorporated
            by reference to the Company's Statements of Consolidated Income for the years ended March 31, 1997, 1996 and 1995 on page 19 of the Company's Annual Report to Shareholders for the year ended March 31,
            1997 and to Note 1 of Notes to Consolidated Financial Statements on pages 23 and 24 of the Company's Annual Report to Shareholders for the year ended March 31, 1997.

  13    --  The Company's Annual Report to Shareholders for the year ended
            March 31, 1997.

  21    --  Subsidiaries of the Company.

  23    --  Consent of Deloitte & Touche LLP.

  27    --  Financial Data Schedule.