Form 10-Q
period 1997-06-30
GAMMA BIOLOGICALS INC
filed 1997-08-14
CIK 317890

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 1-10538

                            GAMMA BIOLOGICALS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Texas                                                74-1668436
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                3700 Mangum Road, Houston, Texas         77092
             ----------------------------------------------------
             (Address of principal executive offices)  (Zip code)

                                (713) 681-8481
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


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

                     At August 13, 1997:  4,603,052 shares

                         PART I. FINANCIAL INFORMATION
                            GAMMA BIOLOGICALS, INC.
                          Consolidated Balance Sheets


                                                                          JUNE 30, 1997     MARCH 31, 1997
                                                                          -------------     --------------
                                                                           (UNAUDITED)
    ASSETS
CURRENT ASSETS:
 Cash and cash equivalents............................................    $   2,974,896     $   3,618,970
 Short-term investments...............................................          100,000           100,000
 Receivables - net of allowance for doubtful
  accounts of $114,463 and $105,505, respectively.....................        3,889,664         3,524,585
 Inventories..........................................................        3,625,313         3,658,642
 Prepaid expenses.....................................................          535,855           515,660
 Deferred taxes.......................................................           76,400            73,400
                                                                          -------------     -------------
 Total current assets.................................................       11,202,128        11,491,257
                                                                          -------------     -------------
PROPERTY - At cost, net of accumulated
 depreciation and amortization of $6,477,375
 and $6,241,338, respectively.........................................        6,409,329         5,994,374
CASH VALUE OF LIFE INSURANCE..........................................        1,919,339         1,858,672
EXCESS OF COST OVER NET ASSETS ACQUIRED-NET...........................          131,926           139,686
OTHER ASSETS..........................................................          584,525           385,538
                                                                          -------------     -------------
     TOTAL............................................................    $  20,247,247     $  19,869,527
                                                                          =============     =============
    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term obligations.............................    $     157,054     $     127,761
 Accounts payable - trade.............................................          626,777           786,214
 Dividends payable....................................................          115,076           115,077
 Accrued salaries and other expenses..................................          434,370           294,748
                                                                          -------------     -------------
     Total current liabilities........................................        1,333,277         1,323,800
                                                                          -------------     -------------
LONG-TERM OBLIGATIONS.................................................          508,620           345,120
                                                                          -------------     -------------
DEFERRED TAXES........................................................          545,800           535,700
                                                                          -------------     -------------
COMMITMENTS AND CONTINGENCIES.........................................
SHAREHOLDERS' EQUITY..................................................       17,859,550        17,664,907
                                                                          -------------     -------------
     TOTAL............................................................    $  20,247,247     $  19,869,527
                                                                          =============     =============


           See notes to unaudited consolidated financial statements.

                            GAMMA BIOLOGICALS, INC.
                       Statements of Consolidated Income
                                  (Unaudited)

                                                         THREE MONTHS ENDED
                                                      ------------------------
                                                              JUNE 30,
                                                              -------
                                                         1997         1996
                                                      -----------  -----------

NET SALES..........................................   $ 4,827,992  $ 4,212,036

COST OF SALES......................................     2,165,405    1,984,592
                                                      -----------  -----------
GROSS MARGIN.......................................     2,662,587    2,227,444
                                                      -----------  -----------
OPERATING EXPENSES:
  Selling..........................................     1,085,929      863,366
  General and administrative.......................       588,125      533,229
  Shipping and warehouse...........................       190,374      168,818
  Research and development.........................       344,569      329,916
                                                      -----------  -----------
     Total operating expenses......................     2,208,997    1,895,329
                                                      -----------  -----------
OPERATING INCOME...................................       453,590      332,115
                                                      -----------  -----------
OTHER INCOME (EXPENSE):
  Interest income..................................        60,663       47,806
  Interest expense.................................       (11,283)     (11,412)
  Other - net......................................        (9,400)      (3,979)
                                                      -----------  -----------
     Other income - net............................        39,980       32,415
                                                      -----------  -----------
INCOME BEFORE INCOME TAXES.........................       493,570      364,530
INCOME TAXES.......................................       184,564      144,100
                                                      -----------  -----------
NET INCOME.........................................   $   309,006  $   220,430
                                                      ===========  ===========
Weighted average number of common and
  common equivalent shares outstanding.............     4,675,637    4,593,336
                                                      -----------  -----------
Net income per common and common
  equivalent share.................................   $       .07  $       .05
                                                      ===========  ===========


           See notes to unaudited consolidated financial statements.

                            GAMMA BIOLOGICALS, INC.
          Statements of Consolidated Changes in Shareholders' Equity
                                  (Unaudited)

                                                                                   THREE MONTHS ENDED
                                                                                   ------------------
                                                                                        JUNE 30,
                                                                                        -------
                                                                         1997                      1996
                                                                         ----                      ----
                                                                 SHARES        AMOUNT       SHARES        AMOUNT
                                                                 ------        ------       ------        ------
COMMON STOCK
  Balance, beginning of period.........................       4,762,615   $   476,261    4,711,365   $   471,136
  Exercise of stock options............................                                      1,000           100
                                                              -------------------------------------------------
  Balance, end of period...............................       4,762,615       476,261    4,712,365       471,236
                                                              --------------------------------------------------
CAPITAL IN EXCESS OF PAR
  Balance, beginning of period.........................                    13,674,209                 13,512,836
  Exercise of stock options............................                                                    2,710
                                                              --------------------------------------------------
  Balance, end of period...............................                    13,674,209                 13,515,546
                                                              --------------------------------------------------
RETAINED EARNINGS
  Balance, beginning of period.........................                     4,644,801                  3,988,022
  Net income...........................................                       309,006                    220,430
  Dividends declared...................................                      (115,076)                  (113,821)
                                                              --------------------------------------------------
  Balance, end of period...............................                     4,838,731                  4,094,631
                                                              --------------------------------------------------
TRANSLATION ADJUSTMENTS
  Balance, beginning of period.........................                       (10,456)
  Current period translation adjustments...............                           713
                                                              --------------------------------------------------
  Balance, end of period...............................                        (9,743)
                                                              --------------------------------------------------
TREASURY STOCK.........................................        (159,563)   (1,119,908)    (159,563)   (1,119,908)
                                                              --------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY.............................       4,603,052   $17,859,550    4,552,802   $16,961,505
                                                              ==================================================


           See notes to unaudited consolidated financial statements.

                            GAMMA BIOLOGICALS, INC.
                     Statements of Consolidated Cash Flows
                                  (Unaudited)

                                                        THREE MONTHS ENDED
                                                     ------------------------
                                                             JUNE 30,
                                                             -------
                                                        1997         1996
                                                     -----------  -----------
                                                   [INCREASE (DECREASE) IN CASH]


Cash flows from operating activities:
  Cash received from customers....................   $ 4,458,990  $ 4,482,280
  Interest received...............................        59,441       51,192
  Cash paid to suppliers and employees............    (4,480,114)  (3,479,830)
  Interest paid...................................       (11,278)     (11,412)
  Income taxes paid...............................       (26,794)
                                                     -----------  -----------
  Net cash provided by operating activities.......           245    1,042,230
                                                     -----------  -----------
Cash flows from investing activities:
  Property additions..............................      (431,869)    (415,053)
  Increase in cash value of life insurance........       (60,668)     (83,814)
  Proceeds from sale of equipment.................                         49
                                                     -----------  -----------
  Net cash used in investing activities...........      (492,537)    (498,818)
                                                     -----------  -----------
Cash flows from financing activities:
  Payments on long-term obligations...............       (32,891)     (27,291)
  Exercise of stock options.......................                      2,810
  Dividends paid..................................      (115,077)    (113,796)
                                                     -----------  -----------
  Net cash used in financing activities...........      (147,968)    (138,277)
                                                     -----------  -----------
  Effect of exchange rate fluctuation on cash.....        (3,814)

Net increase (decrease) in cash...................      (644,074)     405,135

Cash and cash equivalents at beginning of period..     3,618,970    3,724,379
                                                     -----------  -----------
Cash and cash equivalents at end of period........   $ 2,974,896  $ 4,129,514
                                                     ===========  ===========

                            GAMMA BIOLOGICALS, INC.
                     Statements of Consolidated Cash Flows
                                  (Unaudited)


Reconciliation of Net Income to
Net Cash Provided by Operating Activities

                                                       THREE MONTHS ENDED
                                                     -----------------------
                                                            JUNE 30,
                                                            -------
                                                        1997         1996
                                                     ----------   ----------

Net Income                                           $  309,006   $  220,430
Adjustments to reconcile net income to
  cash provided by operating activities:
    Depreciation..................................      243,117      172,383
    Amortization of goodwill......................        7,760
    Loss on sale of fixed assets..................        1,862        2,863
    (Increase) decrease in accounts receivable....     (352,949)     285,008
    (Increase) decrease in investments............       (1,222)       3,386
    (Increase) decrease in inventory..............       47,171      (50,918)
    (Increase) decrease in prepaid expenses.......      (21,831)     185,815
    (Increase) decrease in other assets...........     (198,987)      18,299
    Increase (decrease) in accounts payable.......     (183,536)     107,975
    Increase in accrued salaries and other
      expenses....................................      149,854       96,989
                                                     ----------   ----------
Net Cash Provided by
  Operating Activities............................   $      245   $1,042,230
                                                     ==========   ==========


Supplemental Schedule of Non-Cash Investing and Financing Activities:

In March 1996, the company outsourced the assembly of plastic droppers and SegmentSamplers. As a result, inventory of component parts totaling $282,886 was transferred to outside vendors and a corresponding receivable due from the vendors was recorded. This receivable is being reduced as assembled parts are delivered, with the cost of components deducted from the vendors' selling price. To date, additional inventory of $105,000 was transferred to outside vendors and the outstanding receivable balance at June 30, 1997 was $33,271.

The company purchased 100% of the outstanding shares of Gamma Biologicals, B.V., effective September 30, 1996, for 50,000 shares of common stock. In conjunction with the acquisition, assets of $336,000 (including $143,000 cash) were received, and liabilities of $313,000 were assumed.

In June 1997, the company entered into a capital lease agreement for approximately $700,000 for the design, manufacture, and installation of a special filling and heat-sealing machine for the ReACT strips. As of June 30, 1997, $230,500 has been funded. The capital lease bears interest at 7% and payments will be due quarterly over five years following the installation of the equipment in January 1998.


           See notes to unaudited consolidated financial statements.

                            GAMMA BIOLOGICALS, INC.
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


1. Reconciliation of statutory rate with effective United States income tax rate:

                                                      THREE MONTHS ENDED
                                                   -------------------------
                                                           JUNE 30,
                                                           -------
                                                      1997          1996
                                                   -----------   -----------

   Statutory rate...............................          34.0%         34.0%
   Increase (decrease) resulting from:
     Exempt export earnings.....................          (2.0)         (3.2)
     Life insurance premiums....................           1.2            .7
     Research and development credit............          (1.5)
     Valuation of temporary differences.........           4.8           7.1
     Other-net..................................            .9            .9
                                                   -----------   -----------
   Effective tax rate...........................          37.4%         39.5%
                                                   ===========   ===========


   Significant components of the company's deferred tax assets (liabilities) are as follows:

                                                JUNE 30, 1997    MARCH 31, 1997
                                                -------------    --------------

   Allowance for bad debts......................   $   38,900      $   35,900
   Inventory costs capitalized..................       37,500          37,500
                                                   ----------      ----------
     Net current deferred tax asset.............       76,400          73,400
                                                   ----------      ----------
   Difference between book and tax basis
     of property, plant and equipment...........     (537,400)       (523,900)
   Other........................................       (8,400)        (11,800)
                                                   ----------      ----------
     Net noncurrent deferred tax liability......     (545,800)       (535,700)
                                                   ----------      ----------
   Net deferred tax liability...................   $ (469,400)     $ (462,300)
                                                   ==========      ==========


2. Net income per common and common equivalent share is computed using weighted average number of shares and dilutive equivalent shares outstanding during each period. The weighted average number of shares for the three-month period ended June 30 was 4,675,637 in 1997 and 4,593,336 in 1996.

3. Inventories are valued at the lower of cost (principally FIFO) or market value, as follows:

                                                JUNE 30, 1997    MARCH 31, 1997
                                                -------------    --------------

   Raw materials................................   $  943,893      $1,144,949
   Products in process..........................      455,555         432,357
   Finished products............................    1,416,970       1,319,605
   Supplies.....................................      808,895         761,731
                                                   ----------      ----------
      Total.....................................   $3,625,313      $3,658,642
                                                   ==========      ==========

4. INVESTMENTS

   In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the company has classified its investment in debt securities as "held to maturity", since the company has the positive intent and ability to hold its investments in debt securities to maturity. These investments are reported at amortized cost. Investments in debt securities are summarized as follows:

                                                                            UNREALIZED      CARRYING
           TYPE                             CLASSIFICATION    FAIR VALUE    GAIN (LOSS)       VALUE
-----------------------------------------------------------------------------------------------------
Three months ended June 30, 1997
Debt securities:
  Certificates of Deposit - due 9/8/97..... Held to maturity  $  100,000                   $  100,000
                                                              ---------------------------------------
    Total debt securities...................................     100,000                      100,000
                                                              ---------------------------------------
       Total investments....................................  $  100,000                   $  100,000
                                                              =======================================
Three months ended June 30, 1996
Debt securities:
  Certificates of Deposit - due 9/9/96..... Held to maturity  $  100,000                   $  100,000
                                                              ---------------------------------------
    Total debt securities...................................     100,000                      100,000
                                                              ---------------------------------------
       Total investments....................................  $  100,000                   $  100,000
                                                              =======================================

5. In the opinion of management, the unaudited consolidated condensed financial statements for Gamma Biologicals, Inc. (the "company") includes all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position of the company as of June 30, 1997, the results of operations of the three month periods ended June 30, 1997 and 1996 and cash flows for the three month periods ended June 30, 1997 and 1996. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

6. LONG-TERM OBLIGATIONS
   Long-term obligations consist of:

                                                  JUNE 30, 1997   MARCH 31, 1997
                                                  -------------   --------------
   Mortgage note, due monthly through 2000........  $  333,324       $  353,485
   Note payable-foreign, due semiannually
     through 2000.................................     101,828          119,396
   Other obligations..............................     230,522
                                                    ----------       ----------
                                                       665,674          472,881
     Less current portion.........................     157,054          127,761
                                                    ----------       ----------
   Total long-term obligations....................  $  508,620       $  345,120
                                                    ==========       ==========


   The mortgage note bears interest at the bank's base rate, but not less than 7% nor more than 13%. At June 30, 1997, the note bore interest at 9.5%. The mortgage note is collateralized by a first lien on the company's land and building. The foreign note payable bears interest at 7%.

   In June 1997, the company entered into a capital lease agreement for approximately $700,000 for the design, manufacture, and installation of a special filling and heat-sealing machine for the ReACT strips. As of June 30, 1997, $230,500 has been funded. The interest rate varies dependent upon the amount funded. At June 30, 1997, the note bore interest at 7%.


7. ACQUISITION OF WHOLLY-OWNED SUBSIDIARY

   Effective September 30, 1996, the company acquired 100% of the outstanding shares of its distributor in the Netherlands, Gamma Biologicals, B.V. Consideration for the acquisition was 50,000 shares of Gamma common stock, valued at $3.25 per share, the market price on the effective date. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $155,207 and has been recorded as goodwill, which will be amortized over five years.

   Gamma Biologicals, B.V. was formed in November 1993 to market Gamma products and certain noncompeting product lines in the Netherlands. Subsequent to the acquisition, the subsidiary will continue to sell directly in the Netherlands, as well as serve as a European distribution center.

8. OPERATIONS BY GEOGRAPHIC AREA

   The company operates within one dominant segment - the manufacture and sale of blood bank and diagnostic products - and has no customer which accounts for 10% or more of its total sales. During the three-month period ended June 30, 1997, the company operated in two geographic areas, the United States and Europe. Prior to the September 30, 1996 acquisition of Gamma Biologicals, B.V., the company operated in one geographic area from which it sold to numerous countries.

                                                         THREE MONTHS ENDED
                                                      -------------------------
                                                              June 30,
                                                              -------
                                                         1997          1996
                                                      -----------   -----------

Net sales to unaffiliated customers:
  United States.....................................  $ 3,082,567   $ 3,077,478
  Europe............................................      641,306       389,155
  Pacific Region....................................      359,942       317,242
  Mexico, Central and South America.................      389,704       240,490
  Middle East.......................................      296,436       142,206
  Other.............................................       58,037        45,465
                                                      -----------   -----------
     Total..........................................  $ 4,827,992   $ 4,212,036
                                                      ===========   ===========

Export sales from United States to
 unaffiliated customers:
  Europe............................................  $   357,778   $   389,155
  Pacific Region....................................      354,548       317,242
  Mexico, Central and South America.................      389,265       240,490
  Middle East.......................................      296,209       142,206
  Other.............................................       57,086        45,465
                                                      -----------   -----------
     Total..........................................  $ 1,454,886   $ 1,134,558
                                                      ===========   ===========

Sales between geographic areas:
  United States to Europe...........................  $   125,592
                                                      -----------

Income before income taxes:
  United States.....................................  $   410,316   $   364,530
  Europe............................................       83,254
                                                      -----------   -----------
     Total..........................................  $   493,570   $   364,530
                                                      ===========   ===========

                                                        6/30/97       3/31/97
                                                      -----------   -----------

Identifiable assets:
  United States.....................................  $17,672,924   $17,468,384
  Europe............................................      432,108       317,831
  Corporate.........................................    2,142,215     2,083,312
                                                      -----------   -----------
     Total..........................................  $20,247,247   $19,869,527
                                                      ===========   ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997

   Revenues increased 15% for the three months ended June 30, 1997 compared with the same period in 1996 with international sales accounting for 36% of total sales and domestic sales remaining flat. On the domestic front, increased sales of RQC products and a significant price increase for one third-party product effective late in fiscal 1996 offset declines in other product lines due to certain contracts awarded to competitors and the phase out of products at the end of their lifecycle. Sales of GTI Elisa products, which began March 1997, had a minimal impact on the first quarter revenues. International sales rose 54% overall. European sales rose 65%, including the increased contribution of Gamma Biologicals, B.V., the company's subsidiary in the Netherlands acquired September 30, 1996. Sales were up 62% in Mexico and Central and South America, with particularly strong activity in Brazil. The Middle East, principally Saudi Arabia, also added to first quarter revenues. The measurable growth in international sales reflects the company focus on globalization to overcome the competitive pressures in the domestic market.

   Gross margin as a percentage of sales rose to 55% in 1997 from 53% in 1996. The added international sales improved manufacturing efficiencies in both reagent manufacturing and the clone lab. The gross margin contributed by Gamma Biologicals, B.V. also had a positive affect.

   Selling expense increased 26% for the first quarter; 9% of the increase was due to activity at Gamma Biologicals, B.V. The increase also reflects higher international commissions, more frequent international travel and the addition domestically of one salesperson to promote GTI Elisa products. General and administrative expenses rose 10% over the prior year mainly due to increased depreciation and amortization expense related to the computer upgrade implemented in the latter part of fiscal 1996. Shipping and warehouse expenses increased 13% compared with the same period in 1996. The relocation of the shipping department to new facilities and the completion of a computer software upgrade has improved efficiencies but has also increased depreciation expense in this area.

   Research and development expenses increased 4% over the first quarter last year in keeping with planned expenditures for the Gamma-ReACT Test System and ongoing monoclonal programs, as well as for the chief science officer, added late last fiscal year.

   The contribution of interest and other income was relatively unchanged.

   The provision for income taxes rose 28% due to a 35% increase in taxable income for the period.

   In March 1995, the Financial Accounting Standards Board("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which sets forth guidance as to when to recognize an impairment of long-lived assets, including goodwill, and how to measure such an impairment. The company adopted SFAS No. 121 on April 1, 1996. The adoption of SFAS No. 121 did not have a material effect on the company's results of operations or financial position.

   In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which permits, but does not require, a fair-value-based method for accounting for employee stock option plans which results in compensation expense being recognized in the results of operations when stock options are granted. The company adopted SFAS No. 123 on April 1, 1996. We plan to continue the use of our current intrinsic-value-based method of accounting for such plans where no compensation expense is recognized. However, as required by SFAS No. 123, we will provide pro forma disclosure of net income and earnings per share, if significantly different from reported amounts, in the notes to the annual financial statements as if the fair-value-based method had been applied. The company has not granted any stock-based compensation instruments in the three month period ended June 30, 1997.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This statement requires restatement of all prior-period EPS data presented. Considering the guidelines as prescribed by SFAS 128, management believes that the adoption of this statement will not have a material effect on EPS and thus pro forma EPS, as suggested for all interim and annual periods prior to required adoption, have been omitted.

LIQUIDITY AND CAPITAL RESOURCES

   Net cash flows decreased approximately $1,050,000 during the three month period ended June 30, 1997 compared with the same period in 1996. Operating cash flows shrunk significantly due to the following factors. The accounts receivable turn has declined to 73 days from 68 days for the same period in 1996, or approximately $640,000, due to the heavy emphasis on international sales that typically have longer payment terms. In June, a fee of $200,000 was paid to acquire a nonexclusive license from the owner of a patent covering certain technology utilized in the ReACT test strips in certain European countries. Management believes, however, that operating cash flows will be sufficient to meet future operating needs.

   Approximately $200,000 has been committed for 100 additional ReACT centrifuges and incubators to be delivered in the second and third quarter in anticipation of international sales and ultimately FDA licensure the latter part of this year. In June 1997, we placed an order for customized equipment to automate the filling, sealing and labeling of ReACT test strips, with delivery scheduled for January 1998. The estimated cost of this equipment is approximately $700,000; the company has entered into a lease agreement to finance the equipment purchase.

   The company is currently reviewing proposals from medical equipment manufacturers for the development of an upgraded version of the ReACT system. The cost to develop such a system will depend on several factors, including the level of automation and the number of enhanced features required for market acceptance. Once a manufacturer is selected, the development process should take between six and 12 months.

   The company's existing capital resources, consisting of $3,075,000 in cash and short-term investments and a $1,500,000 revolving credit line, should be sufficient to support planned product development and capital improvements during the next 12 months.

RECENT SALES OF EXEMPT SECURITIES

   In June 1997, the company granted Cyn Del & Co., Inc. a warrant to purchase 100,000 shares of the company's common stock at an exercise price of $5.00 per share (the "Warrant") pursuant to Section 4(2) of the Securities Act of 1933. The Warrant is exercisable by Cyn Del & Co., Inc. at any time prior to June 19, 2002. The company granted the Warrant as partial consideration for consulting services to be provided to the company's board of directors by Cyn Del & Co., Inc.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits, Part II

             10(a)  Warrant to Purchase Common Stock dated June 19, 1997.
               (b) Registration Rights Agreement dated June 19, 1997 between the Company and Cyn Del & Company, Inc.

             27     Financial Data Schedule

         (b) Reports on Form 8-K - None

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                            GAMMA BIOLOGICALS, INC.



August 13, 1997                             By:   /s/ David E. Hatcher
                                                ________________________________
                                                David E. Hatcher
                                                President
                                                (Chief Executive Officer)


August 13, 1997                             By:   /s/ Margaret J. O'Bannion
                                                ________________________________
                                                Margaret J. O'Bannion
                                                Vice President - Finance
                                                (Chief Financial Officer)