Form 10-Q
period 1997-09-30
GAMMA BIOLOGICALS INC
filed 1997-11-14
CIK 317890

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to ___________________

Commission file number 1-10538

                            GAMMA BIOLOGICALS, INC.
           ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Texas                                   74-1668436
----------------------------------              ---------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                   Identification No.)

                  3700 Mangum Road, Houston, Texas       77092
           ---------------------------------------------------------
             (Address of principal executive offices)  (Zip code)

                                (713) 681-8481
           ---------------------------------------------------------
             (Registrant's telephone number, including area code)


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

                   At November 13, 1997:   4,605,111 shares

                         PART I. FINANCIAL INFORMATION
                            GAMMA BIOLOGICALS, INC.
                          Consolidated Balance Sheets


        ASSETS                            SEPTEMBER 30, 1997  MARCH 31, 1997
                                          ------------------  --------------
                                                (UNAUDITED)

CURRENT ASSETS:
 Cash and cash equivalents..............       $ 3,065,683     $ 3,618,970
 Short-term investments.................           100,000         100,000
 Receivables - net of allowance for
  doubtful accounts of $128,811 and
   $105,505, respectively...............         3,862,724       3,524,585
 Inventories............................         3,781,476       3,658,642
 Prepaid expenses.......................           603,165         515,660
 Deferred taxes.........................            81,300          73,400
                                               -----------      ----------

 Total current assets...................        11,494,348      11,491,257
                                               -----------      ----------


PROPERTY - at cost, net of accumulated
 depreciation and amortization of
  $6,219,744  and $6,241,338,
  respectively..........................         6,365,406       5,994,374

CASH VALUE OF LIFE INSURANCE............         1,904,230       1,858,672

EXCESS OF COST OVER NET ASSETS
 ACQUIRED-NET...........................           124,166         139,686

OTHER ASSETS............................           602,631         385,538
                                               -----------      ----------

 TOTAL..................................       $20,490,781     $19,869,527
                                               ===========      ==========
 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term obligations      $   114,389     $   127,761
 Accounts payable - trade...............           847,777         786,214
 Dividends payable......................           115,114         115,077
 Accrued salaries and other expenses....           251,594         294,748
                                               -----------      ----------
   Total current liabilities............         1,328,874       1,323,800
                                               -----------      ----------
LONG-TERM OBLIGATIONS...................           501,372         345,120
                                               -----------      ----------
DEFERRED TAXES..........................           589,800         535,700
                                               -----------      ----------
SHAREHOLDERS' EQUITY....................        18,070,735      17,664,907
                                               -----------      ----------
 TOTAL..................................       $20,490,781     $19,869,527
                                               ===========      ==========


           See notes to unaudited consolidated financial statements.

                            GAMMA BIOLOGICALS, INC.
                       Statements of Consolidated Income
                                  (Unaudited)

                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                            ---------------------------------------------------
                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                            ------------------------   ------------------------
                                               1997          1996        1997          1996
                                            ---------     ----------   ----------    ----------

NET SALES...............................    $4,611,500    $4,176,869   $9,439,492    $8,388,905

COST OF SALES...........................     2,024,495     1,731,526    4,189,900     3,716,118
                                            -----------   -----------   ----------    ----------
GROSS MARGIN............................     2,587,005     2,445,343    5,249,592     4,672,787
                                            -----------   -----------   ----------    ----------
OPERATING EXPENSES:
  Selling...............................     1,127,241       888,145    2,213,170     1,751,511
  General and administrative............       647,458       552,063    1,235,583     1,085,292
  Shipping and warehouse................       180,526       184,186      370,900       353,004
  Research and development..............       344,874       365,734      689,443       695,650
                                            -----------   -----------   ----------    ----------
     Total operating expense............     2,300,099     1,990,128    4,509,096     3,885,457
                                            -----------   -----------   ----------    ----------
OPERATING INCOME........................       286,906       455,215      740,496       787,330
                                            -----------   -----------   ----------    ----------
UNUSUAL ITEM:
  Adjustment to Carrying Value of
   Facility.............................       150,000                    150,000
                                            -----------   -----------   ----------    ----------
OTHER INCOME (EXPENSE):
  Interest income.......................        64,982        53,788      125,645       101,594
  Interest expense......................        (7,599)      (10,700)     (18,882)      (22,112)
  Other - net...........................        (9,504)        3,417      (18,904)         (562)
                                            -----------   -----------   ----------    ----------
     Other income - net.................        47,879        46,505       87,859        78,920
                                            -----------   -----------   ----------    ----------
INCOME BEFORE INCOME TAXES..............       484,785       501,720      978,355       866,250
INCOME TAXES............................       163,782       169,400      348,346       313,500
                                            -----------   -----------   ----------    ----------
NET INCOME..............................    $  321,003    $  332,320   $  630,009    $  552,750
                                            ===========   ===========   ==========    ==========
Weighted average number of common and
   common equivalent shares outstanding.     4,713,549     4,574,656    4,713,470     4,574,058
                                            -----------   -----------   ----------    ----------
Net income per common and common
   equivalent share.....................          $.07          $.07         $.14          $.12
                                            ===========   ===========   ==========    ==========





           See notes to unaudited consolidated financial statements.

                            GAMMA BIOLOGICALS, INC.
           Statements of Consolidated Changes in Shareholders' Equity
                                  (Unaudited)

                                                            SIX MONTHS ENDED
                                                       --------------------------
                                                             SEPTEMBER 30,
                                                       --------------------------
                                                     1997                        1996
                                          --------------------------  --------------------------
                                            SHARES        AMOUNT        SHARES        AMOUNT
                                          -----------  -------------  -----------  -------------

COMMON STOCK
  Balance, beginning of period..........   4,762,615   $    476,261    4,711,365   $    471,136
  Acquisition of wholly-owned subsidiary                                  50,000          5,000
  Exercise of stock options.............         500             50        1,000            100
                                        -------------------------------------------------------
  Balance, end of period................   4,763,115        476,311    4,762,365        476,236
                                        -------------------------------------------------------

CAPITAL IN EXCESS OF PAR
  Balance, beginning of period..........                 13,674,209                  13,512,836
  Acquisition of wholly-owned subsidiary                                                157,500
  Exercise of stock options.............                      1,700                       2,710
                                        -------------------------------------------------------
  Balance, end of period................                 13,675,909                  13,673,046
                                        -------------------------------------------------------

RETAINED EARNINGS
  Balance, beginning of period..........                  4,644,801                   3,988,022
  Net income............................                    630,009                     552,750
  Dividends declared....................                   (230,190)                   (228,893)
                                        -------------------------------------------------------
  Balance, end of period................                  5,044,620                   4,311,879
                                        -------------------------------------------------------
TRANSLATION ADJUSTMENTS
  Balance, beginning of period..........                    (10,456)
  Current period translation adjustments                      4,259
                                        -------------------------------------------------------
  Balance, end of period................                     (6,197)
                                        -------------------------------------------------------
TREASURY STOCK..........................    (159,563)    (1,119,908)    (159,563)    (1,119,908)
                                        -------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY..............   4,603,552   $ 18,070,735    4,602,802   $ 17,341,253
                                        =======================================================



           See notes to unaudited consolidated financial statements.

                            GAMMA BIOLOGICALS, INC.
                     Statements of Consolidated Cash Flows
                                  (Unaudited)

                                                SIX MONTHS ENDED
                                          -----------------------------
                                                  SEPTEMBER 30,
                                          -----------------------------
                                               1997           1996
                                          --------------  -------------
                                          [INCREASE (DECREASE) IN CASH]

Cash flows from operating activities:
  Cash received from customers..........   $  9,220,247   $  9,048,041
  Interest received.....................        123,201        103,792
  Cash paid to suppliers and employees..     (8,642,356)    (7,754,624)
  Interest paid.........................        (18,877)       (22,112)
  Income taxes paid.....................       (300,457)      (243,000)
                                           ------------    -----------
  Net cash provided by operating
   activities...........................        381,758      1,132,097
                                           ------------    -----------
Cash flows from investing activities:
  Property additions....................       (728,882)      (895,738)
  Increase in cash value of life
   insurance............................        (45,558)      (129,891)
  Proceeds from investments.............          2,443          2,343
  Investment in subsidiary..............                       142,659
  Proceeds from assets disposed of......        150,000             49
                                           ------------    -----------
  Net cash used in investing activities.       (621,997)      (880,578)
                                           ------------    -----------
Cash flows from financing activities:
  Payments on long-term obligations.....        (81,800)       (55,022)
  Exercise of stock options.............          1,750          2,811
  Dividends paid........................       (230,153)      (227,618)
                                           ------------    -----------
  Net cash used in financing activities.       (310,203)      (279,829)
                                           ------------    -----------
  Effect of exchange rate fluctuation
   on cash..............................         (2,845)

Net decrease in cash....................       (553,287)       (28,310)

Cash and cash equivalents at beginning
 of period..............................      3,618,970      3,724,379
                                           ------------    -----------
Cash and cash equivalents at end of
 period.................................   $  3,065,683   $  3,696,069
                                           ============    ===========

                            GAMMA BIOLOGICALS, INC.
                     Statements of Consolidated Cash Flows
                                  (Unaudited)

Reconciliation of Net Income to
Net Cash Provided by Operating Activities


                                              SIX MONTHS ENDED
                                          -------------------------
                                                SEPTEMBER 30,
                                          -------------------------
                                             1997          1996
                                          -----------  ------------

Net Income                                $  630,009    $  552,750
Adjustments to reconcile net income to
  cash provided by operating activities:
    Depreciation........................     496,050       359,717
    Amortization of goodwill............      15,520
    Loss on sale of fixed assets........       5,497         2,863
    (Increase) decrease in accounts
     receivable.........................    (187,388)      608,359
    (Gain) loss on sale of investments..      (2,444)        2,198
    Increase in inventory...............    (112,731)     (548,645)
    Increase in prepaid expenses........    (291,943)       (7,583)
    (Increase) decrease in other assets.    (217,094)       25,281
    Increase in accounts payable........      40,082       160,934
    Increase (decrease) in accrued
     salaries and other expenses........       6,200       (23,777)
                                           ---------      --------
Net Cash Provided by
  Operating Activities..................  $  381,758    $1,132,097
                                           =========     =========

Supplemental Schedule of Non-Cash Investing and Financing Activities:

In March 1996, the company outsourced the assembly of plastic droppers and SegmentSamplers(TM). As a result, inventory of component parts totaling $282,886 was transferred to outside vendors and a corresponding receivable due from the vendors was recorded. This receivable is being reduced as assembled parts are delivered, with the cost of components deducted from the vendors' selling price. To date, additional inventory of $105,000 was transferred to outside vendors and the outstanding receivable balance at September 30, 1997 was $9,778 .

The company purchased 100% of the outstanding shares of Gamma Biologicals, B.V., effective September 30, 1996, for 50,000 shares of common stock. In conjunction with the acquisition, assets of $336,000 (including $143,000 cash) were received, and liabilities of $313,000 were assumed.

In June 1997, the company entered into a capital lease agreement for approximately $700,000 for the design, manufacture, and installation of a special filling and heat-sealing machine for the ReACT strips. As of September 30, 1997, $230,500 has been funded. The capital lease bears interest at 7% and payments will be due quarterly over five years following the installation of the equipment in January 1998.

           See notes to unaudited consolidated financial statements.

                            GAMMA BIOLOGICALS, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1. Reconciliation of statutory rate with effective United States income tax rate:

                                     THREE MONTHS ENDED  SIX MONTHS ENDED
                                     ------------------  -----------------
                                        SEPTEMBER 30,       SEPTEMBER 30,
                                     ------------------  -----------------

                                         1997      1996     1997     1996
                                        ------     -----   ------    ----

  Statutory rate......................     34.0%     34.0%    34.0%    34.0%
  Increase (decrease) resulting from:
   Exempt export earnings.............     (2.0)     (2.3)    (2.0)    (2.7)
   Life insurance premiums............      1.2        .5      1.2       .6
   Research and development credit....     (3.7)              (5.2)
   Valuation of temporary differences.      2.0        .9      3.6      3.5
   Other-net..........................      2.2        .7      1.3       .8
                                        -------    ------   ------   ------
  Effective tax rate..................     33.7%     33.8%    32.9%    36.2%
                                        =======    ======   ======   ======


  Significant components of the company's deferred tax assets (liabilities) are as follows:
                                            SEPTEMBER 30,  MARCH 31,
                                                1997          1997
                                            -----------   ----------
  Allowance for bad debts................    $   43,800   $   35,900
  Inventory costs capitalized............        37,500       37,500
                                              ---------    ---------
     Net current deferred tax asset......        81,300       73,400
                                              ---------    ---------

  Difference between book and tax basis
   of property, plant and equipment......      (588,300)    (523,900)
  Other..................................        (1,500)     (11,800)
                                              ---------    ---------
     Net noncurrent deferred
      tax liability......................      (589,800)    (535,700)
                                              ---------    ---------

  Net deferred tax liability.............    $ (508,500)  $ (462,300)
                                              =========    =========

2. Net income per common and common equivalent share is computed using weighted average number of shares and dilutive equivalent shares outstanding during each period. The weighted average number of shares for the three month period ended September 30, was 4,713,549 in 1997 and 4,574,656 in 1996; for the six month period then ended, 4,713,470 in 1997 and 4,574,058 in 1996.

3. Inventories are valued at the lower of cost (principally FIFO) or market value, as follows:

                                          SEPTEMBER 30, 1997  MARCH 31, 1997
                                          ------------------  --------------

  Raw materials.........................          $1,043,271      $1,144,949
  Products in Process...................             326,067         432,357
  Finished products.....................           1,591,166       1,319,605
  Supplies..............................             820,972         761,731
                                                   ---------       ---------
      Total.............................          $3,781,476      $3,658,642
                                                   =========       =========

4. In the opinion of management, the unaudited consolidated condensed financial statements for Gamma Biologicals, Inc. (the "company") include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position of the company as of September 30, 1997, the results of operations of the three and six month periods ended September 30, 1997 and 1996 and cash flows for the six month periods ended September 30, 1997 and 1996. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.


5. LONG-TERM OBLIGATIONS
   Long-term obligations consist of:

                                          SEPTEMBER 30, 1997  MARCH 31, 1997
                                          ------------------  --------------
  Mortgage note, due monthly through
   2000.................................          $  309,538      $  353,485
  Note payable-foreign, due
   semiannually through 2000............              75,701         119,396
  Other obligations.....................             230,522
                                                   ---------       ---------
                                                     615,761         472,881
      Less current portion..............             114,389         127,761
                                                   ---------       ---------
  Total long-term obligations...........          $  501,372      $  345,120
                                                   =========       =========

  The mortgage note bears interest at the bank's base rate, but not less than 7% nor more than 13%. At September 30, 1997, the note bore interest at 9.5%. The mortgage note is collateralized by a first lien on the company's land and building. The foreign note payable bears interest at 7%.

  In June 1997, the company entered into a capital lease agreement for approximately $700,000 for the design, manufacture, and installation of a special filling and heat-sealing machine for the ReACT strips. As of September 30, 1997, $230,500 has been funded. The interest rate varies dependent upon the amount funded. At September 30, 1997, the note bore interest at 7%.

6.  ACQUISITION OF WHOLLY-OWNED SUBSIDIARY

  Effective September 30, 1996, the company acquired 100% of the outstanding shares of its distributor in the Netherlands, Gamma Biologicals, B.V. Consideration for the acquisition was 50,000 shares of Gamma common stock, valued at $3.25 per share, the market price on the effective date. The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $155,207 and has been recorded as goodwill, which is being amortized over five years.

  Gamma Biologicals, B.V. was formed in November 1993 to market Gamma products and certain noncompeting product lines in the Netherlands. Subsequent to the acquisition, the subsidiary will continue to sell directly in the Netherlands, as well as serve as a European distribution center.


7.  MINOR DAMAGE TO FACILITY

  On September 11, 1997, the company's manufacturing facility in Houston, Texas sustained minor damage from a fire that occurred while the building was unoccupied. The company was open for business on September 12, and most manufacturing activities resumed within seven days. Reconstruction of all affected areas should be completed by December 31, 1997.

  The company maintains insurance for both property damage and business interruption. The policy providing the coverages is subject to deductibles of $5,000 each for property damage and business interruption. As of November 13, 1997, the insurance carrier has advanced $1,000,000 to cover estimated costs to clean up, repair or replace damaged property. The total cost to restore the facility is estimated at $1,500,000.

  Insurance recoveries for property damage associated with events of this type require the recognition of a new cost basis for the rebuilt or replaced assets. As a result, the company has recognized in its statement of income for the period ended September 30, 1997, an adjustment to the carrying value of the facility to the extent of recoveries received. Total spending to restore the facility was approximately $150,000 during the period.

8. OPERATIONS BY GEOGRAPHIC AREA

  The company operates within one dominant segment - the manufacture and sale of blood bank and diagnostic products - and has no customer which accounts for 10% or more of its total sales. During the three and six month periods ended September 30, 1997 the company operated in two geographic areas, the United States and Europe. Prior to the September 30, 1996 acquisition of Gamma Biologicals, B.V., the company operated in one geographic area, the United States, from which it sold to numerous countries.



                                        THREE MONTHS ENDED  SIX MONTHS ENDED
                                        ------------------  -----------------
                                          SEPTEMBER 30,       SEPTEMBER 30,
                                        ------------------  -----------------
                                          1997      1996     1997      1996
                                        --------  --------  -------  --------
                                                   (in thousands)
Net sales to unaffiliated customers:
  United States.......................    $3,082  $  2,842   $6,164  $  5,919
  Europe..............................       617       368    1,259       758
  Pacific Region......................       287       391      647       708
  Mexico, Central and South America...       425       402      814       642
  Middle East.........................       142       124      439       266
  Other...............................        59        50      116        95
                                           ----------------------------------
   Total..............................    $4,612  $  4,177   $9,439  $  8,388
                                           ==================================
Export sales from United States to
  unaffiliated customers:
  Europe..............................    $  349  $    368   $  707  $    758
  Pacific Region......................       287       391      642       708
  Mexico, Central and South America...       425       402      814       642
  Middle East.........................       142       124      439       266
  Other...............................        59        50      116        95
                                           ----------------------------------
   Total..............................    $1,262  $  1,335   $2,718  $  2,469
                                           ==================================
Sales between geographic areas:
      United States to Europe.........    $  157             $  283
                                           ----------------------------------

Income before income taxes:
  United States.......................    $  468  $    502   $  877  $    866
  Europe..............................        17                101
                                           ----------------------------------
   Total..............................    $  485  $    502   $  978  $    866
                                           ==================================

                                                   9/30/97            3/31/97
                                                  --------           --------
Identifiable assets:
  United States.......................            $ 17,986           $ 17,468
  Europe..............................                 386                318
  Corporate...........................               2,119              2,083
                                                -----------------------------
   Total..............................            $ 20,491           $ 19,869
                                                =============================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following is a discussion of the company's financial condition, results of operations, capital resources and liquidity. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements of the company and the notes thereto. Management's review includes certain forward-looking statements reflecting the company's expectations in the near future; however, many factors which may affect the actual results, especially market conditions and changing regulations, are difficult to predict. Accordingly, there is no assurance that the company's expectations will be realized.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997

  Revenues increased 10% for the three months ended September 30, 1997 compared with the same period in 1996 with international sales accounting for 33% of total sales and domestic sales increasing 8%. On the domestic front, increased sales of RQC products and a significant price increase for one third-party product late in fiscal 1996 has tripled the revenue for this product and offset declines in other product lines due to certain contracts awarded to competitors and the phase out of products at the end of their lifecycles. International sales rose 15% overall. European sales rose 68%, including the increased contribution of Gamma Biologicals, B.V., the company's subsidiary in the Netherlands acquired September 30, 1996. The Middle East, principally Saudi Arabia, also added to second quarter revenues. The measurable growth in international sales reflects the company's focus on globalization to overcome the competitive pressures in the domestic market. In late September 1997 the FDA approved the company's 510K application to market the Gamma-ReACT(TM) Test System. The U. S. Patent Office also issued the first of three patents that were applied for regarding ReACT adherence technology. Preliminary marketing information indicates that the ReACT system could contribute over $3,000,000 of revenues during the first full year of sales.

  Gross margin as a percentage of sales declined to 56% in 1997 from 58% in 1996. The margin was negatively affected by the higher sales volume and lower gross margin generated by the third-party product mentioned above.

  Selling expense increased 27% for the quarter; 36% of the increase was due to activity at Gamma Biologicals, B.V. The increase also reflects higher international commissions, more frequent international travel and the addition domestically of one salesperson. General and administrative expenses rose 17% over the prior year mainly due to increased depreciation and amortization related to the computer upgrade implemented in the latter part of fiscal 1996 and increased investor relations expense. Shipping and warehouse expenses remained at 4% of sales.

  Research and development expenses declined 6% over the same quarter last year due to reduced expenditures for the Gamma-ReACT Test System and other programs.

  The company's manufacturing facility sustained minor damage from a fire on September 11, 1997. As a result, the company has recognized in its statement of income for the period ended September 30, 1997, an adjustment to the carrying value of the facility to the extent of recoveries received. Total spending to restore the facility was approximately $150,000 during the period.

  The contribution of interest and other income and the provision for income taxes remained relatively constant between the periods.

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

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and related information in interim and annual financial statements. SFAS No. 130 and 131 are effective for periods beginning after December 15, 1997. These two statements will not have any effect on the company's 1997 financial statements, however, management is evaluating what, if any, additional disclosures may be required when these two statements are implemented.


SIX MONTHS ENDED SEPTEMBER 30, 1997

  Net income for the six months ended September 30, 1997 rose 14% over the prior period. A 13% increase in revenues was offset by a 16% increase in operating expenses as outlined above for the three month period ended September 30, 1997. In addition, an adjustment to the carrying value of the facility as stated above resulted in increased pretax earnings.


LIQUIDITY AND CAPITAL RESOURCES

  Net cash flows decreased approximately $525,000 during the six month period ended September 30, 1997 compared with the same period in 1996. Operating cash flows shrunk significantly due to the following factors. The accounts receivable turn has declined to 72 days from 65 days for the same period in 1996, or approximately $800,000, due to the heavy emphasis on international sales that typically have longer payment terms. In the first quarter, a fee of $200,000 was paid to acquire a nonexclusive license from the owner of a patent covering certain technology utilized in the ReACT test strips in certain European countries. Management believes, however, that operating cash flows will be sufficient to meet future operating needs.

  Approximately $1,000,000 has been committed for 500 additional ReACT centrifuges and incubators to be delivered in the third and fourth quarters. In June 1997, we placed an order for customized equipment to automate the filling, sealing and labeling of ReACT test strips, with delivery scheduled for January 1998. The estimated cost of this equipment is approximately $700,000; the company has entered into a lease agreement to finance the equipment purchase.

  The company has contracted with a medical equipment manufacturer to provide automated dispensing and reading devices for use with the ReACT Test System.
The contract commits the company to purchase 50 dispensers and/or readers during the first three years following FDA approval to market the devices in the U.S. Our estimated cost should range between $650,000 and $1,700,000, depending on product mix. These devices should be available for sale outside the U.S. by mid-1998.

  The company's existing capital resources, consisting of $3,160,000 in cash and short-term investments and a $1,500,000 revolving credit line, should be sufficient to support planned product development and capital improvements during the next 12 months.

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



                              GAMMA BIOLOGICALS, INC.



November 13, 1997             By:/s/ David E. Hatcher
                                 ---------------------------------
                                 David E. Hatcher
                                 President
                                 (Chief Executive Officer)



November 13, 1997             By:/s/ Margaret J. O'Bannion
                                 --------------------------------
                                 Margaret J. O'Bannion
                                 Vice President - Finance
                                 (Chief Financial Officer)