Form 10-Q
period 1997-12-31
GAMMA BIOLOGICALS INC
filed 1998-02-17
CIK 317890

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1997


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ___________________ to ____________________

Commission file number 1-10538



                            GAMMA BIOLOGICALS, INC.
      ------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           Texas                                    74-1668436
---------------------------------          -----------------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                   Identification No.)


                  3700 Mangum Road, Houston, Texas        77092
         ------------------------------------------------------------
             (Address of principal executive offices)  (Zip code)



                                (713) 681-8481
       ----------------------------------------------------------------
             (Registrant's telephone number, including area code)



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


                   At February 13, 1998:   4,606,111 shares

                         PART I. FINANCIAL INFORMATION
                            GAMMA BIOLOGICALS, INC.

                          Consolidated Balance Sheets



                ASSETS
                                                                         DECEMBER 31, 1997          MARCH 31, 1997
                                                                         -----------------          --------------
                                                                             (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents...........................................       $  2,623,208             $  3,618,970
  Short-term investments..............................................            100,000                  100,000
  Receivables - net of allowance for doubtful
     accounts of $109,331 and $105,505, respectively..................          3,443,292                3,524,585
  Inventories.........................................................          4,159,477                3,658,642
  Prepaid expenses....................................................            854,844                  515,660
  Deferred taxes......................................................             74,700                   73,400
                                                                              -----------               ----------
  Total current assets................................................         11,255,521               11,491,257
                                                                              -----------               ----------
PROPERTY - at cost, net of accumulated
  depreciation and amortization of $6,226,161  and $6,241,338,
   respectively.......................................................          7,491,886                5,994,374

CASH VALUE OF LIFE INSURANCE..........................................          1,970,362                1,858,672

EXCESS OF COST OVER NET ASSETS ACQUIRED-NET...........................            116,405                  139,686

OTHER ASSETS..........................................................            665,684                  385,538
                                                                              -----------               ----------
  TOTAL...............................................................       $ 21,499,858             $ 19,869,527
                                                                              ===========               ==========

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term obligations............................       $    139,026             $    127,761
  Accounts payable -  trade...........................................            728,711                  786,214
  Dividends payable...................................................            115,128                  115,077
  Accrued salaries and other expenses.................................            474,446                  294,748
                                                                              -----------               ----------
  Total current liabilities...........................................          1,457,311                1,323,800
                                                                              -----------               ----------
LONG-TERM OBLIGATIONS.................................................            844,131                  345,120

DEFERRED TAXES........................................................            722,100                  535,700

SHAREHOLDERS' EQUITY..................................................         18,476,316               17,664,907
                                                                              -----------               ----------
  TOTAL...............................................................       $ 21,499,858             $ 19,869,527
                                                                              ===========               ==========

           See notes to unaudited consolidated financial statements.

                            GAMMA BIOLOGICALS, INC.

                       Statements of Consolidated Income
                                  (Unaudited)



                                                                  THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                           -------------------------------        --------------------------------
                                                                    DECEMBER 31,                            DECEMBER 31,
                                                           -------------------------------        --------------------------------
                                                               1997               1996                 1997              1996
                                                           -----------        ------------        ------------        ------------
NET SALES.............................................     $ 4,400,447        $  4,649,766        $ 13,839,939        $ 13,038,671

COST OF SALES.........................................       1,989,320           2,185,539           6,179,220           5,901,657
                                                           -----------          ----------         -----------          ----------

GROSS MARGIN..........................................       2,411,127           2,464,227           7,660,719           7,137,014
                                                           -----------          ----------         -----------          ----------

OPERATING EXPENSES:
  Selling.............................................       1,058,083             999,156           3,271,253           2,750,667
  General and administrative..........................         660,591             547,364           1,896,174           1,632,656
  Shipping and warehouse..............................         227,107             188,221             598,007             541,225
  Research and development............................         267,625             378,488             957,068           1,074,139
                                                           -----------          ----------         -----------          ----------

     Total operating expense..........................       2,213,406           2,113,229           6,722,502           5,998,687
                                                           -----------          ----------         -----------          ----------

OPERATING INCOME......................................         197,721             350,998             938,217           1,138,327
                                                           -----------          ----------         -----------          ----------
UNUSUAL ITEM:
  Adjustment to carrying value of facility............         509,675                                 659,675
                                                           -----------          ----------         -----------          ----------

OTHER INCOME (EXPENSE):
  Interest income.....................................          68,335              53,998             193,980             155,592
  Interest expense....................................          (8,967)            (13,000)            (27,849)            (35,112)
  Other - net.........................................         (10,303)             (5,134)            (29,207)             (5,695)
                                                           -----------          ----------         -----------          ----------

     Other income - net...............................          49,065              35,864             136,924             114,785
                                                           -----------          ----------         -----------          ----------

INCOME BEFORE INCOME TAXES............................         756,461             386,862           1,734,816           1,253,112
INCOME TAXES..........................................         238,340              56,619             586,686             370,119
                                                           -----------          ----------         -----------          ----------
NET INCOME............................................     $   518,121        $    330,243        $  1,148,130        $    882,993
                                                           ===========          ==========         ===========          ==========

Net income per common share-basic.....................     $       .11        $        .07        $        .25        $        .19
                                                           ===========          ==========         ===========          ==========

Net income per common share-diluted...................     $       .11        $        .07        $        .24        $        .19
                                                           ===========          ==========         ===========          ==========

           See notes to unaudited consolidated financial statements.

                            GAMMA BIOLOGICALS, INC.
          Statements of Consolidated Changes in Shareholders' Equity
                                  (Unaudited)


                                                                                   NINE MONTHS ENDED
                                                                               -------------------------
                                                                                      DECEMBER 31,
                                                                               -------------------------
                                                                         1997                             1996
                                                                         ----                             ----
                                                                SHARES           AMOUNT           SHARES          AMOUNT
                                                             -----------      -----------      -----------     ------------
COMMON STOCK
  Balance, beginning of period.........................        4,762,615      $   476,261        4,711,365      $   471,136
  Acquisition of wholly-owned subsidiary...............                                             50,000            5,000
  Exercise of stock options............................            3,500              350            1,000              100
                                                             --------------------------------------------------------------
  Balance, end of period...............................        4,766,115          476,611        4,762,365          476,236
                                                             --------------------------------------------------------------
CAPITAL IN EXCESS OF PAR
  Balance, beginning of period.........................                        13,674,209                        13,512,836
  Acquisition of wholly-owned subsidiary...............                                                             157,500
  Exercise of stock options............................                             9,831                             2,710
                                                             --------------------------------------------------------------
  Balance, end of period...............................                        13,684,040                        13,673,046
                                                             --------------------------------------------------------------
RETAINED EARNINGS
  Balance, beginning of period.........................                         4,644,801                         3,988,022
  Net income...........................................                         1,148,130                           882,993
  Dividends declared...................................                          (345,318)                         (343,963)
                                                              -------------------------------------------------------------
  Balance, end of period...............................                         5,447,613                         4,527,052
                                                             --------------------------------------------------------------

TRANSLATION ADJUSTMENTS
  Balance, beginning of period.........................                           (10,456)
  Current period translation adjustments...............                             1,227                              (162)
                                                              -------------------------------------------------------------
  Balance, end of period...............................                            (9,229)                             (162)
                                                             --------------------------------------------------------------
TREASURY STOCK
  Balance, beginning of period.........................         (159,563)      (1,119,908)        (159,563)      (1,119,908)
  Purchase of treasury stock...........................             (441)          (2,811)
                                                             --------------------------------------------------------------
  Balance, end of period...............................         (160,004)      (1,122,719)        (159,563)      (1,119,908)
                                                             --------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY.............................        4,606,111      $18,476,316        4,602,802      $17,556,264
                                                             ==============================================================

           See notes to unaudited consolidated financial statements.

                            GAMMA BIOLOGICALS, INC.
                     Statements of Consolidated Cash Flows
                                  (Unaudited)


                                                                                        NINE MONTHS ENDED
                                                                                        -----------------
                                                                                            DECEMBER 31,
                                                                                            ------------
                                                                                   1997                       1996
                                                                              -------------               ------------
                                                                                     [INCREASE (DECREASE) IN CASH]
Cash flows from operating activities:
  Cash received from customers..........................................      $  13,831,390              $  13,484,822
  Interest received.....................................................            190,315                    156,569
  Cash paid to suppliers and employees..................................        (13,105,125)               (11,803,096)
  Interest paid ........................................................            (27,844)                   (35,112)
  Income taxes paid.....................................................           (315,320)                  (302,825)
                                                                              -------------               ------------
  Net cash provided by operating activities.............................            573,416                  1,500,358
                                                                              -------------               ------------
Cash flows from investing activities:
  Property additions....................................................         (1,870,485)                (1,283,188)
  Increase in cash value of life insurance..............................           (111,690)                  (107,478)
  Proceeds from investments.............................................              2,443                      2,343
  Investment in subsidiary..............................................                                       142,659
  Proceeds from assets disposed of......................................            856,813                         49
                                                                              -------------               ------------
  Net cash used in investing activities.................................         (1,122,919)                (1,245,615)
                                                                              -------------               ------------
Cash flows from financing activities:
  Payments on long-term obligations.....................................           (102,673)                   (77,805)
  Exercise of stock options.............................................             10,181                      2,811
  Purchase of treasury stock............................................             (2,811)
  Dividends paid........................................................           (345,267)                  (342,688)
                                                                              -------------               ------------
  Net cash used in financing activities.................................           (440,570)                  (417,682)
                                                                              -------------               ------------
  Effect of exchange rate fluctuation on cash...........................             (5,689)                    (1,889)

Net decrease in cash....................................................           (995,762)                  (164,828)

Cash and cash equivalents at beginning of period........................          3,618,970                  3,724,379
                                                                              -------------               ------------
Cash and cash equivalents at end of period..............................      $   2,623,208              $   3,559,551
                                                                              =============               ============

                            GAMMA BIOLOGICALS, INC.

                     Statements of Consolidated Cash Flows
                                  (Unaudited)


Reconciliation of Net Income to
Net Cash Provided by Operating Activities


                                                                                      NINE MONTHS ENDED
                                                                                -------------------------------
                                                                                           DECEMBER 31,
                                                                                --------------------------------
                                                                                   1997                     1996
                                                                                ----------                  ----
Net Income                                                                      $1,148,130               $  882,993
Adjustments to reconcile net income to
  cash provided by operating activities:
    Depreciation........................................................           758,410                  586,624
    Amortization of goodwill............................................            23,281                    7,145
    Amortization of patent..............................................             4,969
    (Gain) loss on disposal of fixed assets.............................          (648,949)                   3,312
    Decrease in accounts receivable.....................................            11,092                  491,541
    (Gain) loss on investments..........................................            (3,665)                     977
    Increase in inventory...............................................          (495,041)                (564,237)
    Increase in prepaid expenses........................................          (235,049)                 (11,541)
    Increase in other assets............................................          (285,116)                 (16,998)
    Increase (decrease) in accounts payable.............................           (73,265)                  71,302
    Increase in accrued salaries and other expenses.....................           368,619                   49,240
                                                                                ----------               ----------
Net Cash Provided by
  Operating Activities..................................................        $  573,416               $1,500,358
                                                                                ==========               ==========

Supplemental Schedule of Non-Cash Investing and Financing Activities:

In March 1996, the company outsourced the assembly of plastic droppers and SegmentSamplers(TM). As a result, inventory of component parts totaling $282,886 was transferred to outside vendors and a corresponding receivable due from the vendors was recorded. This receivable is being reduced as assembled parts are delivered, with the cost of components deducted from the vendors' selling price. To date, additional inventory of $105,000 was transferred to outside vendors and the outstanding receivable balance at December 31, 1997 was $6,247.


The company purchased 100% of the outstanding shares of Gamma Biologicals, B.V., effective September 30, 1996, for 50,000 shares of common stock. In conjunction with the acquisition, assets of $336,000 (including $143,000 cash) were received, and liabilities of $313,000 were assumed.

In June 1997, the company entered into a capital lease agreement for approximately $750,000 for the design, manufacture, and installation of a special filling and heat-sealing machine for the ReACT strips. As of December 31, 1997, $621,314 has been funded. The interest rate varies based upon the amount funded, 7% at December 31, 1997. Payments will be due quarterly over five years following the installation of the equipment in January 1998.


           See notes to unaudited consolidated financial statements.

                            GAMMA BIOLOGICALS, INC.

                  Notes to Consolidated Financial Statements
                                  (Unaudited)



1. Reconciliation of statutory rate with effective United States income tax rate:

                                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                            ------------------            -----------------
                                                                                DECEMBER 31,                 DECEMBER 31,
                                                                                ------------                 ------------
                                                                             1997          1996           1997          1996
                                                                             ----          ----           ----          ----
  Statutory rate......................................................       34.0%         34.0%          34.0%         34.0%
  Increase (decrease) resulting from:
     Exempt export earnings...........................................       (1.3)         (1.7)          (1.7)         (2.4)
     Life insurance premiums..........................................         .8           3.3            1.0           1.4
     Amortization of goodwill.........................................         .2            .6             .3            .2
     Reduction of taxes provided in prior year........................       (3.9)        (51.0)          (1.7)        (15.7)
     Research and development credit..................................        (.5)        (18.6)          (1.7)         (5.7)
     Gain on involuntary conversion-damage to facility................      (22.9)                       (12.9)
     Valuation of temporary differences...............................       24.1          44.5           15.3          16.1
     Other-net........................................................        1.0           3.5            1.2           1.6
                                                                            -----         -----          -----         -----
  Effective tax rate..................................................       31.5%         14.6%          33.8%         29.5%
                                                                            =====         =====          =====         =====

  Significant components of the company's deferred tax assets (liabilities) are as follows:


                                                                    DECEMBER 31, 1997       MARCH 31, 1997
                                                                    -----------------       --------------
  Allowance for bad debts.............................................  $  37,200              $  35,900
  Inventory costs capitalized.........................................     37,500                 37,500
                                                                        ---------              ---------
     Net current deferred tax asset...................................     74,700                 73,400
                                                                        ---------              ---------
  Difference between book and tax basis of property,
     plant and equipment..............................................   (714,600)              (523,900)
  Other...............................................................     (7,500)               (11,800)
                                                                        ---------              ---------
     Net noncurrent deferred tax liability............................   (722,100)              (535,700)
                                                                        ---------              ---------

  Net deferred tax liability..........................................  $(647,400)             $(462,300)
                                                                        =========              =========

2. Reconciliation of the numerators and denominators of the basic and diluted EPS computations:




                                                                   THREE MONTHS ENDED DECEMBER 31,
                                                                   -------------------------------
                                                            1997                                     1996
                                           ----------------------------------------------------------------------------------
                                             INCOME         SHARES     PER-SHARE       INCOME        SHARES         PER-SHARE
                                             ------         ------     ---------       ------        ------         ---------
                                           (NUMERATOR)   (DENOMINATOR)   AMOUNT      (NUMERATOR)   (DENOMINATOR)      AMOUNT
                                           -----------   -------------  --------     ------------  -------------     --------
Net Income.................................$    518,121                              $    330,243

BASIC EPS
Income available to common
  shareholders.............................$    518,121    4,605,575     $  .11      $    330,243    4,602,802        $  .07
                                                                         ======                                       ======
EFFECT OF DILUTIVE SECURITIES
Options and warrants.......................                  110,832                                    18,863
                                           -------------------------                 -------------------------
DILUTED EPS
Income available to common
shareholders plus assumed                  ---------------------------------------------------------------------------------
  conversion...............................$    518,121    4,716,407     $  .11      $    330,243    4,621,665        $  .07
                                           =================================================================================


                                                                   NINE MONTHS ENDED DECEMBER 31,
                                                                   ------------------------------
                                                            1997                                     1996
                                           ----------------------------------------------------------------------------------
                                             INCOME         SHARES     PER-SHARE       INCOME        SHARES         PER-SHARE
                                             ------         ------     ---------       ------        ------         ---------
                                           (NUMERATOR)   (DENOMINATOR)   AMOUNT      (NUMERATOR)   (DENOMINATOR)      AMOUNT
                                           -----------   -------------  --------     ------------  -------------     --------
Net Income.................................$  1,148,130                              $    882,993

BASIC EPS
Income available to common
  shareholders.............................$  1,148,130    4,603,949     $  .25      $    882,993    4,569,493        $  .19
                                                                         ======                                       ======
EFFECT OF DILUTIVE SECURITIES
Options and warrants.......................                   97,918                                    18,863
                                           -------------------------                 -------------------------

DILUTED EPS
Income available to common
shareholders plus assumed                  ---------------------------------------------------------------------------------
  conversion...............................$  1,148,130    4,701,867     $  .24      $    882,993    4,588,356        $  .19
                                           =================================================================================

3. Inventories are valued at the lower of cost (principally FIFO) or market value, as follows:



                                      DECEMBER 31, 1997          MARCH 31, 1997
                                      -----------------          --------------

    Raw materials......................  $1,261,557                 $1,144,949
    Products in process................     301,323                    432,357
    Finished products..................   1,688,957                  1,319,605
    Supplies...........................     907,640                    761,731
                                         ----------                 ----------
      Total............................  $4,159,477                 $3,658,642
                                         ==========                 ==========


4. In the opinion of management, the unaudited consolidated condensed financial statements for Gamma Biologicals, Inc. (the "company") include all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position of the company as of December 31, 1997, the results of operations of the three and nine month periods ended December 31, 1997 and 1996 and cash flows for the nine month periods ended December 31, 1997 and 1996. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the period ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.



5.  LONG-TERM OBLIGATIONS

    Long-term obligations consist of:

                                                               DECEMBER 31, 1997          MARCH 31, 1997
                                                               -----------------          --------------
    Mortgage note, due monthly through 2000................         $287,824                   $353,485
    Note payable-foreign, due semiannually through 2000....           74,019                    119,396
    Other obligations......................................          621,314
                                                                    --------                   --------
                                                                     983,157                    472,881
     Less current portion..................................          139,026                    127,761
                                                                    --------                   --------
  Total long-term obligations..............................         $844,131                   $345,120
                                                                    ========                   ========

  The mortgage note bears interest at the bank's base rate, but not less than 7% nor more than 13%. At December 31, 1997, the note bore interest at 9.5%. The mortgage note is collateralized by a first lien on the company's land and building. The foreign note payable bears interest at 7%.

  In June 1997, the company entered into a capital lease agreement for approximately $750,000 for the design, manufacture, and installation of a special filling and heat-sealing machine for the ReACT strips. As of December 31, 1997, $621,314 has been funded. The interest rate varies dependant upon the amount funded. At December 31, 1997, the lease bore interest at 7%.

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

  Gamma Biologicals, B.V. was formed in November 1993 to market Gamma products and certain noncompeting product lines in the Netherlands. Subsequent to the acquisition, the subsidiary continues to sell directly in the Netherlands, as well as serving as a European distribution center.

7. MINOR DAMAGE TO FACILITY

  On September 11, 1997, the company's manufacturing facility in Houston, Texas sustained minor damage from a fire that occurred while the building was unoccupied. The company was open for business on September 12, and most manufacturing activities resumed within seven days. Reconstruction of all affected areas should be completed by February 28, 1998.

  The company maintains insurance for both property damage and business interruption. The policy providing the coverages is subject to deductibles of $5,000 each for property damage and business interruption. As of February 13, 1998, the insurance carrier has advanced $1,500,000 to cover estimated costs to clean up, repair or replace damaged property. The total cost to restore the facility is estimated at $1,800,000.

  Insurance recoveries for property damage associated with events of this type require the recognition of a new cost basis for the rebuilt or replaced assets. As a result, the company has recognized in its statements of income for the three and nine month periods ended December 31, 1997, an adjustment to the carrying value of the facility to the extent of recoveries received.
  Total spending to restore the facility was approximately $856,000 through December 31, 1997.

8. OPERATIONS BY GEOGRAPHIC AREA

  The company operates within one dominant segment - the manufacture and sale of blood bank and diagnostic products - and has no customer which accounts for 10% or more of its total sales. During the three and nine month periods ended December 31, 1997 the company operated in two geographic areas, the United States and Europe. Prior to the September 30, 1996 acquisition of Gamma Biologicals, B.V., the company operated in one geographic area, the United States, from which it sold to numerous countries.


                                                           THREE MONTHS ENDED        NINE MONTHS ENDED
                                                        ------------------------  ------------------------
                                                              DECEMBER 31,              DECEMBER 31,
                                                        ------------------------  ------------------------
                                                            1997          1996        1997         1996
                                                        ------------  ----------  ------------  ----------
                                                                           (in thousands)
Net sales to unaffiliated customers:
  United States....................................         $2,920      $3,334     $ 9,084        $ 9,253
  Europe...........................................            487         433       1,746          1,191
  Pacific Region...................................            326         315         973          1,023
  Mexico, Central and South America................            375         325       1,189            968
  Middle East......................................            204         190         643            456
  Other............................................             88          53         205            148
                                                            ------      ------     -------        -------
   Total...........................................         $4,400      $4,650     $13,840        $13,039
                                                            ======      ======     =======        =======

Export sales from United States to
unaffiliated customers:
  Europe...........................................         $  266      $  274     $   973        $ 1,032
  Pacific Region...................................            309         315         951          1,023
  Mexico, Central and South America................            375         325       1,189            968
  Middle East......................................            204         190         643            456
  Other............................................             88          53         205            148
                                                            ------      ------     -------        -------
   Total...........................................         $1,242      $1,157     $ 3,961        $ 3,627
                                                            ======      ======     =======        =======

Sales between geographic areas:
  United States to Europe..........................         $  109      $   78     $   392        $    78
                                                            ------      ------     -------        -------

Income before income taxes:
  United States....................................         $  730      $  401     $ 1,608        $ 1,267
  Europe...........................................             26         (14)        127            (14)
                                                            ------      ------     -------        -------
   Total...........................................         $  756      $  387     $ 1,735        $ 1,253
                                                            ======      ======     =======        =======

                                                                12/31/97                3/31/97
                                                            ----------------        ---------------
Identifiable assets:
  United States....................................             $18,829                 $17,469
  Europe...........................................                 486                     318
  Corporate........................................               2,185                   2,083
                                                                -------                 -------
   Total...........................................             $21,500                 $19,870
                                                                =======                 =======

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


RESULTS OF OPERATIONS
---------------------


THREE MONTHS ENDED DECEMBER 31, 1997
------------------------------------

  Revenues declined 5% for the three months ended December 31, 1997 compared with the same period in 1996, with international sales increasing 12% and domestic sales declining 12%. Domestic sales declined as certain contracts for routine, high-volume products were awarded to competitors and several products at the ends of their lifecycles were phased out. Introduction of Gamma-ReACT(TM) Test System in the U.S., scheduled to begin as soon as automated test strip production comes on-line, should improve the company's position in the domestic market. International sales rose overall with sales of ReACT equipment accounting for much of the increase. ReACT sales were concentrated in Europe, where total sales rose 12%. Sales to Mexico and Central and South America grew 15% this quarter. This measurable growth in international sales reflects the company's focus on globalization to mitigate the impact of competitive pressures in the domestic market.

  Gross margin as a percentage of sales improved to 55% in 1997 from 53% in 1996. The increase in international sales as a percentage of total sales to 34% from 28% has had a positive effect on margin, as international prices are generally more favorable than those offered domestically. In addition, the use of in-house clone material to produce many of our high-volume products keeps manufacturing costs low. Sales of ReACT systems to end-users should also help to maintain or improve current margins, based on pre-production estimates of test strip manufacturing costs and initial pricing strategies.

  Selling expense increased 6% for the quarter. The increase reflects higher international commissions, more frequent travel and additional personnel to support export sales growth and increased marketing expenses related to the promotion of ReACT worldwide. General and administrative expenses rose 21% over the prior year mainly due to increased depreciation related to the computer upgrade implemented in the latter part of fiscal 1997 and additional fees for financial and investor relations advisory services. Shipping and warehouse expenses rose 21% with a 3% rate increase from our predominant domestic freight carrier which has not been passed on to customers, and higher depreciation on the order fulfillment system implemented in fiscal 1997.

  Research and development expenses declined 29% over the same quarter last year as the Gamma-ReACT Test System moved into its pre-production phase following the receipt of FDA approval to market in September 1997, and funding commitments for electro-biosensor research expired and were not renewed.

  The company's manufacturing facility sustained minor damage from a fire on September 11, 1997. As a result, the company has recognized an adjustment to the carrying value of the facility to the extent of recoveries received of approximately $510,000 in the period ended December 31, 1997.

  The contribution of interest and other income increased 37% between the periods due to higher interest earned on investments.

  The provision for income taxes rose significantly in the current period due to the benefit of 1996 tax overpayments recognized in fiscal 1997.

  In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. This statement requires restatement of all prior-period EPS data presented. The company adopted SFAS No. 128 in December 1997; the adoption of this statement did not have a material effect on EPS.

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments and related information in interim and annual financial statements. SFAS Nos. 130 and 131 are effective for periods beginning after December 15, 1997. These two statements will not have any effect on the company's 1998 financial statements, however, management is evaluating what, if any, additional disclosures may be required when these two statements are implemented.




NINE MONTHS ENDED DECEMBER 31, 1997
-----------------------------------

  Net income for the nine months ended December 31, 1997 rose 30% over the prior period. An adjustment to the carrying value of the facility as stated above resulted in a 38% increase in pretax earnings. A 6% increase in revenues was offset by a 12% increase in operating expenses as outlined above for the three month period ended December 31, 1997.

In September 1997, the FDA approved the company's 510K application to market the Gamma-ReACT Test System. The U.S. Patent Office also issued the first of three patents that were applied for regarding ReACT adherence technology. Marketing information indicates that the ReACT system could contribute over $3,000,000 of revenues during the first full year of worldwide sales.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


  Net cash flows decreased approximately $831,000 during the nine month period ended December 31, 1997 compared with the same period in 1996. Operating cash flows shrunk significantly due to the following factors. Although sales increased 6% over the prior period, operating expenses, excluding depreciation, rose 10% as outlined above in "Results of Operations." In June 1997, a fee of $200,000 was paid to acquire a nonexclusive license from the owner of a patent covering certain technology utilized in the ReACT test strips in several European countries. Although the investment in ReACT inventory required to support expected sales during the introductory period may result in negative operating cash flows in the next three to six months, management believes that operating cash flows will be sufficient to meet future operating needs.

  Approximately $1,000,000 has been committed for 500 additional ReACT centrifuges and incubators. Fifty centrifuges and 25 incubators were delivered in December 1997, with the remainder scheduled for the fourth quarter. Customized equipment to automate the filling, sealing and labeling of ReACT test strips was delivered as scheduled in January 1998, and should be on-line by March 1998. The installed cost of this equipment is approximately $750,000; the company has entered into a lease agreement to finance the equipment purchase. Modifications to existing space to house the equipment, including the "clean room" required for the filling and sealing operations, were substantially completed prior to the delivery date, at a cost of approximately $100,000.

  The company has contracted with a medical equipment manufacturer to provide automated dispensing and reading devices for use with the ReACT Test System.
The contract commits the company to purchase 50 dispensers and/or readers during the first three years following FDA approval to market the devices in the U.S. Our estimated cost should range between $650,000 and $1,700,000, depending on product mix. During the third quarter, Gamma Biologicals, B.V. purchased one complete system, consisting of a dispenser and reader, and five readers at a cost of approximately $100,000. These units were purchased in anticipation of the European market introduction planned for mid-1998.

  The company's existing capital resources, consisting of $2,723,000 in cash and short-term investments and a $1,500,000 revolving credit line, should be sufficient to support planned product introduction, development and capital improvements during the next 12 months.



RECENT SALES OF EXEMPT SECURITIES
---------------------------------

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



                              GAMMA BIOLOGICALS, INC.



February 13, 1998             By:  /s/ David E. Hatcher
                                   ---------------------------------
                                   David E. Hatcher
                                   President
                                   (Chief Executive Officer)



February 13, 1998             By:  /s/ Margaret J. O'Bannion
                                   --------------------------
                                   Margaret J. O'Bannion
                                   Vice President - Finance
                                   (Chief Financial Officer)