Form 10-K405
period 1998-03-31
GAMMA BIOLOGICALS INC
filed 1998-06-29
CIK 317890

===============================================================================
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                -------------------

                                     FORM 10-K
(MARK ONE)

  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED MARCH 31, 1998.

                                          OR
_____    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

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

            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                                 ON WHICH REGISTERED
     -------------------                                -----------------------
     COMMON STOCK $.10 PAR VALUE                        AMERICAN STOCK EXCHANGE
     COMMON STOCK PURCHASE RIGHTS                       AMERICAN STOCK EXCHANGE

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

                                   YES  X  NO   .

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

          As of June 22, 1998: Common Stock, $.10 par value -- $22,550,590

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as at the latest practicable date.

       As of June 22, 1998: Common Stock, $.10 par value -- 4,625,762 shares

                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to shareholders for the year ended March 31, 1998 are incorporated by reference into Part I and Part II.

     Portions of the proxy statement for the annual meeting to be held August 11, 1998 are incorporated by reference into Part III.

===============================================================================

                                     P A R T  I

ITEM 1. BUSINESS.

     Gamma Biologicals, Inc. (which, together with its subsidiaries is herein referred to as the "company" or "Gamma") manufactures reagents and systems used for IN-VITRO diagnostic testing. The reagents are sold to transfusion departments of hospitals, blood collection centers, medical laboratories and research institutions where they are used to detect the presence of diagnostically significant substances in biological fluids, primarily human blood. The company also develops test systems, which use certain of the company's reagents and serve to standardize test procedures. See "New Technology
- Gamma ReACT-TM- Test System".

     The company's current products are used in a number of applications, including:

     - grouping donor and patient bloods and performing compatibility tests prior to transfusion
     -    detecting hemolytic disease of the newborn
     -    identifying antibodies and certain inherited blood group antigens

     Gamma markets its products to over 3,500 hospitals, blood centers and laboratories in the United States and Canada, and to dealers in approximately 50 countries. Domestic sales are made through the company's direct sales force, as well as through independent distributors. Internationally, the company sells its products and products manufactured by others through its subsidiary, Gamma Biologicals, B.V., and independent distributors.

CURRENT PRODUCTS

     Most of the company's sales are derived from products used in tests performed to determine the ABO and Rh groups of hospital patients and blood donors, to detect and identify antibodies, to confirm compatibility between blood donors and patients, and in routine prenatal care. Antibodies are serum components produced in reaction to the introduction of foreign substances into the body through transfusion, pregnancy or other mechanisms. The company's reagent red cell products are used to test patients' blood specimens for antibodies and, if antibodies are present, to determine their identity, thereby enabling suitable donor blood to be selected. The selection of proper donor blood is also aided by testing with the company's line of other blood grouping reagents. Blood grouping reagents are products prepared from serum (the liquid portion) of blood drawn from immunized human donors, from antibodies secreted by monoclonal cell lines (hybridomas), and from certain seed extracts (lectins). After an appropriate donor blood has been selected for transfusion to a patient, a direct test of compatibility is commonly performed using patient and donor bloods. The company's antiglobulin reagents (commonly known as "Coombs reagents") are used in all stages of these procedures beyond initial blood grouping.

     BLOOD BANK PRODUCTS. This group includes blood grouping reagents, Coombs reagents, antibody potentiators, test cell products, the ReACT Test System, quality control systems and certain specialty products.

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

     REAGENT RED CELL PRODUCTS are used in conjunction with Coombs reagents or with the Gamma ReACT Test System to detect and identify antibodies during pregnancy and in patient and donor blood serums. The company presently manufactures and sells 34 test cell products processed from human blood.

     REAGENT QUALITY CONTROL (RQC-Registered Trademark-) KIT is a product comprising three selected reagents, designed to enable hospital laboratories and blood banks to test the effectiveness of reagents and to provide an organized permanent record of the test results, as required by various regulatory agencies.

     SPECIALTY REAGENTS include a screening test for the detection of significant fetal-maternal hemorrhage, a self-evaluation system that is designed both to determine technical proficiency and to provide educational content, a simpler system for competency testing, and seven products for the resolution of unusual blood groups or antibody detection problems.

                             GAMMA PRODUCT GROUP TABLE

                          NUMBER OF
  BASIC PRODUCT GROUPS    PRODUCTS              MAIN USE OF PRODUCTS
  --------------------    ---------             --------------------
BLOOD GROUPING REAGENTS
     ABO
          Monoclonal         4     Routine testing of patients and donors and in
          Lectin             2     prenatal care.

     Rh
          Human source       5     Rh phenotyping in selected cases; routine
          Monoclonal         6     testing of patients and donors and in
                                   prenatal care.

     Rh Control              2     Routine control of Rh grouping tests.

     Other
          Human source       12    To aid in the selection of blood for patients
          Monoclonal         8     with blood group antibodies.

COOMBS REAGENTS
          Monoclonal         5     With other products, in routine antibody
                                   detection (including pretransfusion
                                   compatibility testing), antibody
                                   identification and the diagnosis of certain
                                   diseases.

ANTIBODY POTENTIATORS        6     With other products, in all antibody
                                   detection and identification tests.

REAGENT RED CELL PRODUCTS
     Serum ABO Grouping      4     With ABO blood grouping reagents, in routine
                                   ABO grouping tests.

     Antibody Detection      19    With Coombs reagents and antibody
                                   potentiators or with the ReACT-TM- system, in
                                   detection of antibodies in patients and
                                   donors, and in prenatal care.

                                   (TABLE CONTINUED ON FOLLOWING PAGE)



                          NUMBER OF
  BASIC PRODUCT GROUPS    PRODUCTS              MAIN USE OF PRODUCTS
  --------------------    ---------             --------------------
REAGENT RED CELL PRODUCTS (continued)
     Antibody Identification  7     With Coombs reagents and antibody
                                    potentiators, in identification of
                                    antibodies detected in routine testing.

     Reagent Control          4     Routine control of all Coombs tests and
                                    control of the test for weak D (Du test),
                                    mainly on donors.

REACT-TM- TEST SYSTEM         1     IgG antibody detection of sensitized red
                                    blood cells by adherence to Protein A and
                                    Protein G.  System consists of centrifuge,
                                    incubator, viewbox, test strips, workstation
                                    and diluent.

RQC-Registered Trademark-     1     Routine quality control of blood bank
 KIT                                reagents and procedures.

SPECIALTY REAGENTS
     Fetal Bleed Screen Kit   1     To detect excessive fetal-maternal
                                    hemorrhage in Rh-negative women.
     ELU-KIT-Registered
      Trademark- II           1     To aid in identification of antibodies
                                    (especially those bound to red cells in the
                                    circulation).

     Blood Group Substances   2     To assist in antibody identification
                                    procedures.

     Enzymes                  2     To assist in antibody detection and
                                    identification.

     Gamma-Quin-Registered    1     To remove cell-bound antibody in some
      Trademark-                    disease states to enable patient cells to be
                                    tested with blood grouping reagents.

     EGA-TM-Kit               1     To remove cell-bound antibody in some
                                    disease states to enable patient cells to be
                                    tested with blood grouping reagents.

     Lectins                  2     For the investigation of polyagglutination.

     RiSE-TM-                 1     To determine technical proficiency and
                                    provide continuing education.

     Tech-Chek-TM-            1     To test technical staff for competency.

OTHER SPECIALTY ITEMS
     PV-Plates-TM-            2     Extended blood grouping on selected samples,
                                    for forensic use.

     SegmentSampler-TM-       1     Disposable blood handling safety device.

     Saber-TM-                1     Segment sampling device.

     SureClean                1     To disinfect and clean cell washers.

NEW TECHNOLOGY

     GAMMA REACT-TM- TEST SYSTEM. Gamma has developed and received a patent, in September 1997, on a microcolumn technology to be used for red cell affinity testing. Products based on this technology should help Gamma compete with other microcolumn tests marketed very successfully in Europe since 1988 and recently introduced in the United States. The acronym ReACT (Red Cell AdherenCe Technology) has been chosen as a commercial trade name for the product line.

     The principle of ReACT is based on the affinity adherence of red cells to an immunologically active matrix. The matrix consists of specially treated agarose beads. Custom designed disposables and dedicated centrifuge equipment have been developed to provide customers with an easy-to-use and inexpensive testing system.

     The company's first ReACT products are used for antibody detection and identification. Products to be used for red cell antigen typing in the ReACT Test System are currently under development. The company has contracted with a medical equipment manufacturer to provide automated dispensing and reading devices for use with the ReACT Test System, and plans to develop a fully automated system in the future. Gamma received FDA clearance to market the first ReACT products in the United States in September 1997. Sales of ReACT to international distributors began in September 1997; active U.S. sales efforts began April 1, 1998, although a few systems were placed with U.S. customers late in fiscal 1998. See "Item 3. - Legal Proceedings" regarding a claim of patent infringement by the company.

PRODUCTS UNDER DEVELOPMENT

     GAMMA-CLONE-Registered Trademark- (MONOCLONAL) REAGENTS. The development of hybridoma technology has led to a ready availability of monoclonal antibodies, which have had a major impact on the design and manufacture of immunodiagnostic reagents. The company has recognized the potential for the application of this new technology to several of its blood bank product lines, and has pursued a program of introducing monoclonal-based products wherever the technology proves to be advantageous.

     The company currently markets eighteen FDA-licensed blood grouping reagents manufactured by hybridoma technology. Its five monoclonal Coombs reagents include the first FDA-licensed Anti-IgG. The company owns or has exclusive use of the raw material sources (clones) for twelve of the blood grouping reagents and all of the Coombs products; these clones are grown in-house to produce source material for manufacturing the relevant products. A license supplement was approved during fiscal 1998 for an Anti-e reagent manufactured from raw material purchased from another company. Raw materials for the remaining products are also purchased from a single supplier. Should the supply of these materials from this source be interrupted, the company anticipates that it could locate alternative sources of supply. The company is committed to a program aimed at developing clones for all blood grouping reagents.

     In May 1996, Gamma filed a license application for a monoclonal Anti-c reagent based on a cell line of which the company has exclusive use. This application is still awaiting approval. The company's premarket notification submission for a product intended to assist in the testing of patients with auto-immune hemolytic anemia (EGA-TM-Kit) has been cleared by the FDA, along with the non-licensable components of the ReACT Test System.

     We have contracted with Olympus America, Inc. to develop blood grouping reagents and reagent red blood cells ready to use on that company's PK7200 immunohematology analyzers. Applications for the necessary license supplements were made before the end of calendar 1997. Reagents for Rh phenotyping and typing for the K antigen on the PK7200 have been developed, and field-test studies to provide data to support an application to the FDA started in June 1998.

PRODUCTION AND QUALITY CONTROL

     The company believes that its reputation in the industry as a source of quality products and services is largely attributable to the expertise of its technical employees and its maintenance of rigid quality control procedures at every step of the manufacturing process.

     Raw materials for the FDA-licensed products manufactured and sold by the company are obtained from several sources. The sources for many of the company's blood grouping reagent products are human plasma obtained from FDA-licensed establishments and monoclonal antibodies. Test cell products are manufactured from whole blood drawn from local donors or purchased from licensed blood banks. The company believes that the available sources of supply for all raw materials are adequate for its present and anticipated needs. The company is not dependent on any single source for any of its raw materials, other than six of its current Gamma-clone-Registered Trademark- products (see above).

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

     The products sold by the company that are not required to be licensed by the FDA (including antibody potentiators, diagnostic and specialty reagents) fall into two categories: those manufactured by the company from raw materials acquired from various sources, and those purchased from outside manufacturers for distribution by the company. All such products are manufactured in accordance with a Quality System as promulgated by the FDA. See "Regulation". The company is actively pursuing ISO 9001 certification and expects to obtain certification by the end of fiscal 1999.

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

     The company sells its products to hospitals, blood banks, the United States armed forces, and university and private research institutions throughout the world. In the United States and Canada, the company is directly represented by 19 full-time salespersons. Most members of the sales force have degrees in medical technology or blood banking experience. Each salesperson makes direct calls on pathologists, chief blood bank technologists and purchasing agents at institutions in defined geographic areas. The company also markets its products domestically through selected distributors, who sell to small hospitals, laboratories and doctors' offices. Internationally, the company is represented by its subsidiary, Gamma Biologicals, B.V., and independent dealers.

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

     To support its sales force and dealers, the company participates in a number of educational programs, with management and employees serving as speakers or faculty members in numerous domestic and international workshops and conventions. This participation provides visibility for the company and enhances its reputation in the scientific community. The company also conducts in-house training programs for blood bank personnel. In addition, the company maintains a reference laboratory, recognized by the American Association of Blood Banks, which employs four persons (including two persons registered as blood bank specialists by the American Society of Clinical Pathologists) and provides consulting services for hospitals and blood banks with rare or difficult blood testing problems. The reference laboratory often serves as a means of introducing the company and its products to potential customers, generating new products in response to customer needs and providing ongoing quality control of the company's blood bank products. New discoveries made in the course of investigating problems referred for consultation are regularly reported in scientific literature or at scientific meetings.

     Sales to the company's six largest domestic customers (two of which are regional laboratory supply dealers) represented 5.5% of the company's net sales for fiscal 1998, 5.7% for fiscal 1997 and 5.8% for fiscal 1996.

     Approximately 35% of the company's net sales in fiscal 1998 were made to foreign customers. In fiscal 1998 the company's export sales were to customers in Japan ($781,000), the Netherlands ($688,000), Spain ($559,000), Italy
($417,000), Brazil ($396,000), and over 50 other countries worldwide.

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

MARKETS AND COMPETITION

     Management believes that the world market for blood bank reagent products is more than $160 million per year, with about 40% of the market being in the United States. There are three other domestic companies that actively compete with the company, one of which is Ortho Diagnostic Systems, a division of Johnson and Johnson, Inc., which the company believes accounts for about 50% of all domestic sales. Other competitors include Immucor, Inc. and BCA, a division of Biopool International.

     Competition is based on quality of product, price, the size and talent of sales forces, ability to furnish a range of existing and new products, customer services and continuity of product supply. During the past several years, the industry has experienced aggressive price competition, particularly among manufacturers that target large hospitals and institutions as key customers. In spite of this competitive environment, the company has maintained its worldwide sales and increased market share outside the U.S., particularly in Latin America. Management believes that this is due to the company's emphasis on product quality, the introduction of new products, specialty products, customer service and training.

RESEARCH AND DEVELOPMENT

     The company's strategy for growth includes internal research and development, technology acquisition and worldwide marketing. The research and development program is based upon the allocation of available resources among new product development, process development, product and process improvement, and technical services to manufacturing and marketing.

     Any new product developed by the company will require, prior to its domestic sale, licensing or clearance to market by the FDA. There can be no assurance that any such product will be so licensed or cleared, or that it will gain acceptance in the marketplace.

     In fiscal 1998, 1997, and 1996, the company expended $1,247,000, $1,449,000, and $1,349,000 respectively, for research and development on monoclonal, microcolumn and electro-biosensor technologies. The company engaged in no customer-sponsored research during these periods.

     The company's funding of electro-biosensor research at the University of Wollongong, Australia, was discontinued in fiscal 1998. Although feasibility and specificity of the test system were proven in a laboratory setting, estimates of additional time and cost required to commercialize the technology exceeded the company's expectations. Management believes that currently available resources will be better utilized in projects with greater short and intermediate term potential, such as the development of additional microcolumn products and the automation of the ReACT Test System.

PATENTS AND TRADEMARKS

     In May 1994, the company applied for United States and international patents covering a new antigen/antibody detection procedure using an affinity
adherence technology; the U.S. patent was issued in September 1997.   See "New
Technology- Gamma ReACT-TM- Test System"and "Item 3. - Legal Proceedings" regarding a claim of patent infringement by the company. An additional patent application has been submitted covering the ReACT technology.

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

EMPLOYEES

     The company has 134 full-time employees, of whom 38 hold advanced technical degrees or certifications in medical technology. Of the total, 45 are sales, marketing and customer-support personnel, 58 are engaged in manufacturing and quality control, and the remainder serve in other capacities. The company has experienced a low turnover rate among its employees and considers its employee relations to be excellent. None of the company's employees is represented by a union.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The company operates in one industry segment and two geographic areas, the United States and Europe.

ITEM 2. PROPERTIES.

     The principal manufacturing, research, shipping, sales and administrative functions of the company are conducted in a 41,000 square foot building located in northwest Houston on a three-acre tract of land owned by the company. The land and building are subject to a first lien mortgage. Management believes that the facility is both suitable and adequate for current production needs and has no plans for expanding its domestic facilities in fiscal 1999. Gamma Biologicals, B.V. leases approximately 900 square feet of office and warehouse space in Amsterdam, the Netherlands, which management believes is adequate for current needs.

ITEM 3. LEGAL PROCEEDINGS.

     On May 12, 1998, the company received notification that a claim of patent infringement had been filed on that date in U.S. District Court, Southern District of Florida, Miami Division, by Micro Typing Systems, Inc. and Stiftung fur Diagnostiche Forschung (the Foundation). The claim alleges that the recently introduced Gamma ReACT Test System (See "New Technology - Gamma ReACT-TM- Test System") infringes U.S. patent No. 5,512,432 granted to the Foundation April 30, 1996. The plaintiffs seek a preliminary and permanent injunction against the continued alleged infringement by the company, an award of treble damages, with interest and costs and reasonable attorney's fees. Management is confident that the ReACT technology does not infringe any claims made in the Foundation's patent; however, an unfavorable outcome in this action could have a material adverse effect upon the business and the results of operations in a given reporting period. Since this matter is in the earliest stage of proceedings and due to uncertainties involved in litigation, management cannot predict the likelihood of a particular outcome or estimate the financial impact of an unfavorable resolution.

     On January 23, 1998, a former employee filed a suit in the District Court of Harris County, Texas, alleging that the company breached a verbal contract to provide certain post-employment benefits. The plaintiff seeks specific performance of the contract or, in the alternative, money damages in an amount not less than $1,500,000. Management denies that it has breached any obligations to the plaintiff, and believes that it is unlikely that the outcome of this case will have a material impact on the financial condition of the company. The Company is vigorously contesting this claim and believes that its positions are sustainable.

     The company is involved in various other legal actions that are in various stages of litigation and investigation by the company and its legal counsel. After reviewing all other actions pending or threatened involving the company, management believes that while the resolution of any matter may have an impact on the financial results of the period in which the matter is settled, their ultimate resolution will not have any material adverse effect upon the business or consolidated financial position of the company. Since these matters are in various stages of proceedings, future developments could cause management to revise its assessment of these matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of fiscal 1998, no matter was submitted to a vote of security holders of the company.

                                    P A R T  II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The information contained under "Market for Registrant's Common Equity and Related Shareholder Matters" on page 36 of the company's annual report to shareholders for the year ended March 31, 1998, is incorporated herein by reference. See also Notes 6 and 7 of Notes to Consolidated Financial Statements on pages 30 and 31 of the company's annual report to shareholders for the year ended March 31, 1998, which is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     The information contained under "11-year Summary of Selected Financial Data" on the inside front cover and page 1 of the company's annual report to shareholders for the year ended March 31, 1998, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information contained under "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 through 22 of the company's annual report to shareholders for the year ended March 31, 1998, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following consolidated financial statements of the company and its subsidiaries, included on pages 23 through 35 of the company's annual report to shareholders for the year ended March 31, 1998, are incorporated herein by reference:

     Statements of Consolidated Income -- Years ended March 31, 1998, 1997 and 1996

     Consolidated Balance Sheets -- March 31, 1998 and 1997

     Statements of Changes in Shareholders' Equity -- Years ended March 31, 1998, 1997 and 1996

     Statements of Consolidated Cash Flows -- Years ended March 31, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements

     The information contained under "Quarterly Financial Data (unaudited)" on page 36 of the company's annual report to shareholders for the year ended March 31, 1998, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

               None.

                                    P A R T  III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information contained under "Proposal No. 1 - Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 3, 4, 5, 6 and 12 of the company's proxy statement dated June 30, 1998, which has been filed with the Securities and Exchange Commission, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information contained under "Executive Officers", "Severance Agreements", and "Split-Dollar Agreements" on pages 5 through 12 (except for the Compensation/Stock Option Committee Report and Performance Graph therein) of the company's proxy statement dated June 30, 1998, which has been filed with the Securities and Exchange Commission, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information contained under "Common Stock Outstanding and Principal Holders Thereof" on pages 2 and 3 of the company's proxy statement dated June 30, 1998, which has been filed with the Securities and Exchange Commission, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contained under "Certain Relationships and Related Transactions" on page 12 of the company's proxy statement dated June 30, 1998, which has been filed with the Securities and Exchange Commission, is incorporated herein by reference.

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

     (b)  REPORTS ON FORM 8-K
          No Report on Form 8-K was filed by the company during the quarter ended March 31, 1998.

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

                           GAMMA BIOLOGICALS, INC.


                           By: DAVID E. HATCHER
                              --------------------------------------------------
                           (DAVID E. HATCHER, CHAIRMAN OF THE BOARD
                            OF DIRECTORS, PRESIDENT AND CHIEF EXECUTIVE OFFICER)


Dated: June 26, 1998

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          SIGNATURES                  TITLE                              DATE
          -----------                 -----                              ----
       DAVID E. HATCHER     Chairman of the Board of Directors,       June 26, 1998
      ------------------    President and Chief Executive Officer
      (DAVID E. HATCHER)    (Principal executive officer)


    MARGARET J. O'BANNION   Senior Vice President--Finance and        June 26, 1998
    ---------------------   Chief Financial Officer (Principal
   (MARGARET J. O'BANNION)  financial and accounting officer)


    BETTY FRANCIS HATCHER    Director and Executive Vice              June 26, 1998
    ----------------------   President
   (BETTY FRANCIS HATCHER)


       BRYAN J. BRIEDEN      Director                                 June 26, 1998
      ------------------
      (BRYAN J. BRIEDEN)


      HAYLE B. RANDOLPH      Director                                 June 26, 1998
     ------------------
     (HAYLE B. RANDOLPH)


    RICHARD H. ASTER, M.D.   Director                                 June 26, 1998
   ------------------------
   (RICHARD H. ASTER, M.D.)


     H. H. (WILL) HARDEE     Director                                 June 26, 1998
    ---------------------
    (H. H. (WILL) HARDEE)

                         ANNUAL REPORT ON FORM 10-K

                           ITEM 14(a)(1) and (2)

                  GAMMA BIOLOGICALS, INC. AND SUBSIDIARIES

                               MARCH 31, 1998


List of Financial Statements and Financial Statement Schedules

     The following consolidated financial statements of the registrant and its subsidiaries, included on pages 23 through 35 of the annual report of the registrant to its shareholders for the year ended March 31, 1998, are incorporated by reference in Item 8.

     Statements of Consolidated Income -- Years ended March 31, 1998, 1997 and 1996

     Consolidated Balance Sheets -- March 31, 1998 and 1997

     Statements of Changes in Shareholders' Equity -- Years ended March 31, 1998, 1997 and 1996

     Statements of Consolidated Cash Flows -- Years ended March 31, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements

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

                             YEAR ENDED MARCH 31, 1998

                              GAMMA BIOLOGICALS, INC.

                                  HOUSTON, TEXAS

                             ANNUAL REPORT ON FORM 10-K

                                   ITEM 14(a)(3)

                      GAMMA BIOLOGICALS, INC. AND SUBSIDIARIES

                                    MARCH 31, 1998


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
                May 8, 1991 between the Company and David E. Hatcher.
                Incorporated by reference to Exhibit 10(f) to the 1991 Form
                10-K.

 EXHIBIT
 NUMBER
--------
   (g)     --   Amendment to Restated and Amended Split-Dollar Agreement dated
                May 8, 1991 between the Company and Betty F. Hatcher.
                Incorporated by reference to Exhibit 10(g) to the 1991 Form
                10-K.

   (h)     --   Amendment to Restated and Amended Split-Dollar Agreement dated
                May 8, 1991 between the Company and Betty F. Hatcher.
                Incorporated by reference to Exhibit 10(h) to the 1991 Form
                10-K.

   (i)     --   Amendment to Restated and Amended Split-Dollar Agreement dated
                May 8, 1991 between the Company and Bryan J. Brieden.
                Incorporated by reference to Exhibit 10(i) to the 1991 Form
                10-K.

   (j)     --   Amendment to Restated and Amended Split-Dollar Agreement dated
                May 8, 1991 between the Company and Larry E. Letwin.
                Incorporated by reference to Exhibit 10(j) to the 1991 Form
                10-K.

   (k)     --   Split-Dollar Agreement dated March 25, 1993 between the Company and Margaret J. O'Bannion. Incorporated by reference to Exhibit
                10(l) to the Company's Annual Report on Form 10-K for the year ended March 31, 1993 (the "1993 Form 10-K").

   (l)     --   Split-Dollar Agreement dated March 25, 1993 between the Company and Jimmie L. Turner. Incorporated by reference to Exhibit
                10(m) to the 1993 Form 10-K.

   (m)     --   Split-Dollar Agreement dated March 25, 1993 between the Company and Jimmie L. Turner. Incorporated by reference to Exhibit
                10(n) to the 1993 Form 10-K.

   (n)     --   Split-Dollar Agreement dated May 5, 1995 between the Company and Gary L. Parrish.  Incorporated by reference to Exhibit
                10(o) to the 1996 Form 10-K.

   (o)     --   Split-Dollar Agreement dated October 23, 1996 between the
                Company and Raul Alvarez.  Incorporated by reference to Exhibit
                10(p) to the Company's Annual Report on Form 10-K for the year ended March 31, 1997 (the "1997 Form 10-K").

   (p)     --   Split-Dollar Agreement dated October 21, 1996 between the
                Company and Susan A. Batcha.  Incorporated by reference to
                Exhibit 10(q) to the 1997 Form 10-K.

   (q)     --   Split-Dollar Agreement dated October 17, 1996 between the
                Company and Thomas H. Frame.  Incorporated by reference to
                Exhibit 10(r) to the 1997 Form 10-K.

   (r)     --   Split-Dollar Agreement dated October 17, 1996 between the
                Company and Marilyn K. Moulds.  Incorporated by reference to
                Exhibit 10(s) to the 1997 Form 10-K.

   (s)     --   Incentive Stock Option Plan of the Company. Incorporated by
                reference to the Company's Proxy Statement dated June 25, 1987,
                Exhibit A.

 EXHIBIT
 NUMBER
--------

   (t)     --   1991 Employee Stock Option Plan of the Company. Incorporated by
                reference to Exhibit 28.2 to the Company's Registration
                Statement on Form S-8 (File No. 33-44950) dated January 6,
                1992.

   (u)     --   1991 Outside Director Stock Option Plan of the Company.
                Incorporated by reference to Exhibit 28.3 to the Company's
                Registration Statement on Form S-8 (File No. 33-44950) dated
                January 6, 1992.

   (v)     --   1995 Employee Stock Option Plan of the Company. Incorporated by
                reference to the Company's Registration Statement on Form S-8
                (File No. 333-01147) dated February 21, 1996.

   (w)     --   1997 Outside Director Stock Option Plan of the Company.
                Incorporated by reference to Exhibit 99.1 to the Company's
                Registration Statement on Form S-8 (File No. 333-40367) dated
                November 17, 1997.

   (x)     --   401(k) Retirement Savings Plan of the Company adopted July 1,
                1992. Incorporated by reference to Exhibit 10(r) to the 1993
                Form 10-K.

   (y)     --   Patent License Agreement effective May 12, 1997 between the
                Company and Pasteur Sanofi Diagnostics. Incorporated by reference to Exhibit 10(y) to the 1997 Form 10-K.

   (z)     --   Warrant to Purchase Common Stock dated June 19, 1997.
                Incorporated by reference to Exhibit 10(a) to the Company's
                Quarterly Report on Form 10-Q for the quarterly period ended
                June 30, 1997 (the "June 30, 1997 Form 10-Q").

   (aa)    --   Registration Rights Agreement dated June 19, 1997 between the
                Company and Cyn Del & Company, Inc. Incorporated by reference to Exhibit 10(b) to the June 30, 1997 Form 10-Q.

   (bb)    --   Term and Revolving Line of Credit Loan Agreement dated August
                17, 1990 between Sterling Bank and the Company. Incorporated by reference to Exhibit 10(v) to the 1991 Form 10-K.

   (cc)    --   Promissory Note dated November 2, 1990 payable to the order of
                Sterling Bank by the Company. Incorporated by reference to
                Exhibit 10(w) to the 1991 Form 10-K.

   (dd)    --   Employment Contract dated January 29, 1976 between the Company and John Case. Incorporated by reference to Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the year ended
                March 31, 1986.

   (ee)    --   Amended and Restated Severance Agreement dated February 19,
                1996 between Betty F. Hatcher and the Company. Incorporated by reference to Exhibit 10(y) to the 1996 Form 10-K.

   (ff)    --   Amended and Restated Severance Agreement dated February 19,
                1996 between David E. Hatcher and the Company. Incorporated by reference to Exhibit 10(aa) to the 1996 Form 10-K.

 EXHIBIT
 NUMBER
--------

   (gg)    --   Amended and Restated Severance Agreement dated
                February 19, 1996 between Margaret J. O'Bannion and the
                Company. Incorporated by reference to Exhibit 10(bb) to the 1996 Form 10-K.

   (hh)    --   Amended and Restated Severance Agreement dated February 19,
                1996 between Jimmie L. Turner and the Company. Incorporated by reference to Exhibit 10(cc) to the 1996 Form 10-K.

   (ii)    --   Severance Agreement dated December 19, 1995 between Gary L.
                Parrish and the Company.  Incorporated by reference to Exhibit
                10(dd) to the 1996 Form 10-K.

   (jj)    --   Severance Agreement dated August 12, 1996 between Raul F.
                Alvarez and the Company.  Incorporated by reference to Exhibit
                10(ii) to the 1997 Form 10-K.

   (kk)    --   Severance Agreement dated August 12, 1996 between Susan A.
                Batcha and the Company.  Incorporated by reference to Exhibit
                10(jj) to the 1997 Form 10-K.

   (ll)    --   Severance Agreement dated August 12, 1996 between Thomas H.
                Frame and the Company.  Incorporated by reference to Exhibit
                10(kk) to the 1997 Form 10-K.

   (mm)    --   Severance Agreement dated August 12, 1996 between Marilyn K.
                Moulds and the Company.  Incorporated by reference to Exhibit
                10(ll) to the 1997 Form 10-K.

11         --   Statement Regarding Computation of per Share Earnings.
                Incorporated by reference to the Company's Statements of Consolidated Income for the years ended March 31, 1998, 1997 and 1996 on page 23 of the Company's Annual Report to Shareholders for the year ended March 31, 1998 and to Note 1 of Notes to Consolidated Financial Statements on pages 27 and 28 of the Company's Annual Report to Shareholders for the year ended March 31, 1998.

13         --   The Company's Annual Report to Shareholders for the year ended
                March 31, 1998.

21         --   Subsidiaries of the Company.

23         --   Consent of Deloitte & Touche LLP.

27 (a)     --   Financial Data Schedule for the year ended March 31, 1998

   (b)     --   Restated Financial Data Schedule for the six months ended
                September 30, 1995.