Form 10-Q
period 1998-06-30
GAMMA BIOLOGICALS INC
filed 1998-08-14
CIK 317890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________

Commission file number 1-10538

                             GAMMA BIOLOGICALS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Texas                                         74-1668436
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

          3700 Mangum Road, Houston, Texas                      77092
      -----------------------------------------------------------------
      (Address of principal executive offices)               (Zip code)

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

                      At August 13, 1998: 4,625,762 shares

                          PART I. FINANCIAL INFORMATION
                             GAMMA BIOLOGICALS, INC.
                           Consolidated Balance Sheets

     ASSETS                                            JUNE 30, 1998   MARCH 31, 1998
                                                       -------------   --------------
                                                        (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents............................ $  1,312,797    $  1,416,768
  Short-term investments...............................      100,000         100,000
  Receivables - net of allowance for doubtful
    accounts of $103,000 and $118,000, respectively....    3,473,081       4,489,387
  Inventories..........................................    4,460,361       3,969,444
  Prepaid expenses.....................................      850,386         918,333
  Deferred taxes.......................................       93,300          85,100
                                                        ------------    ------------
      Total current assets.............................   10,289,925      10,979,032
                                                        ------------    ------------
PROPERTY - At cost, net of accumulated
  depreciation and amortization of $6,591,401
  and $6,297,958, respectively.........................    8,443,973       8,323,945

CASH VALUE OF LIFE INSURANCE...........................    2,092,608       2,026,250

EXCESS OF COST OVER NET ASSETS ACQUIRED-NET............      100,884         108,645

OTHER ASSETS...........................................      771,234         695,368
                                                        ------------    ------------
     TOTAL............................................. $ 21,698,624    $ 22,133,240
                                                        ------------    ------------
                                                        ------------    ------------
     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term obligations............. $    213,644    $    226,835
  Accounts payable - trade.............................      959,612       1,226,771
  Dividends payable....................................      115,645         115,270
  Accrued salaries and other expenses..................      475,054         288,455
                                                        ------------    ------------
     Total current liabilities.........................    1,763,955       1,857,331
                                                        ------------    ------------

LONG-TERM OBLIGATIONS..................................      782,520         851,240
                                                        ------------    ------------
DEFERRED TAXES.........................................      854,200         918,200
                                                        ------------    ------------
SHAREHOLDERS' EQUITY...................................   18,297,949      18,506,469
                                                        ------------    ------------
     TOTAL............................................. $ 21,698,624    $ 22,133,240
                                                        ------------    ------------
                                                        ------------    ------------

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                             GAMMA BIOLOGICALS, INC.
                        Statements of Consolidated Income
                                   (Unaudited)

                                                  THREE MONTHS ENDED
                                                         JUNE 30,
                                                -------------------------
                                                    1998         1997
                                                -----------   -----------
NET SALES...................................... $ 4,366,544   $ 4,827,992

COST OF SALES..................................   2,154,886     2,165,405
                                                -----------   -----------
GROSS MARGIN...................................   2,211,658     2,662,587
                                                -----------   -----------
OPERATING EXPENSES:
  Selling......................................   1,176,210     1,085,929
  General and administrative...................     838,728       588,125
  Shipping and warehouse.......................     225,641       190,374
  Research and development.....................     264,593       344,569
                                                -----------   -----------
      Total operating expenses.................   2,505,172     2,208,997
                                                -----------   -----------
OPERATING INCOME (LOSS)........................    (293,514)      453,590
                                                -----------   -----------
OTHER INCOME (EXPENSE):
  Interest income..............................      43,552        60,663
  Interest expense.............................     (25,432)      (11,283)
  Other - net..................................     (13,108)       (9,400)
                                                -----------   -----------
      Other income - net.......................       5,012        39,980
                                                -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES..............    (288,502)      493,570
INCOME TAXES (BENEFIT).........................    (131,600)      184,564
                                                -----------   -----------
NET INCOME (LOSS).............................. $  (156,902)  $   309,006
                                                -----------   -----------
                                                -----------   -----------
Weighted average number of common shares
  outstanding assuming dilution................   4,613,235     4,655,083
                                                -----------   -----------
Net income (loss) per common share - basic..... $      (.03)  $       .07
                                                -----------   -----------
                                                -----------   -----------
Net income (loss) per common share - diluted... $      (.03)  $       .07
                                                -----------   -----------
                                                -----------   -----------

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                             GAMMA BIOLOGICALS, INC.
           Statements of Consolidated Changes in Shareholders' Equity
                                   (Unaudited)

                                                                                THREE MONTHS ENDED
                                                                                     JUNE 30,
                                                                      1998                             1997
                                                                      ----                             ----
                                                              SHARES          AMOUNT           SHARES          AMOUNT
                                                              ------          ------           ------          ------
COMMON STOCK
     Balance, beginning of period.....................         4,776,115    $   477,611       4,762,615     $   476,261
     Exercise of stock options........................            15,000          1,500
                                                          ----------------------------------------------------------------
     Balance, end of period...........................         4,791,115        479,111       4,762,615         476,261
                                                          ----------------------------------------------------------------

CAPITAL IN EXCESS OF PAR
     Balance, beginning of period.....................                       13,711,791                      13,674,209
     Exercise of stock options........................                           40,650
                                                          ----------------------------------------------------------------
     Balance, end of period...........................                       13,752,441                      13,674,209
                                                          ----------------------------------------------------------------


RETAINED EARNINGS
     Balance, beginning of period.....................                        5,493,805                       4,644,801
     Net income (loss)................................                         (156,902)                        309,006
     Dividends declared...............................                         (115,645)                       (115,076)
                                                          ----------------------------------------------------------------
     Balance, end of period...........................                        5,221,258                       4,838,731
                                                          ----------------------------------------------------------------

TRANSLATION ADJUSTMENTS
     Balance, beginning of period.....................                          (25,268)                        (10,456)
     Current period translation adjustments...........                           21,877                             713
                                                          ----------------------------------------------------------------
     Balance, end of period...........................                           (3,391)                         (9,743)
                                                          ----------------------------------------------------------------

TREASURY STOCK........................................         (165,353)     (1,151,470)      (159,563)      (1,119,908)
                                                          ----------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY............................        4,625,762     $18,297,949      4,603,052      $17,859,550
                                                          ----------------------------------------------------------------
                                                          ----------------------------------------------------------------


           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                             GAMMA BIOLOGICALS, INC.
                      Statements of Consolidated Cash Flows
                                   (Unaudited)

                                                                                     THREE MONTHS ENDED
                                                                                          JUNE 30,
                                                                                 1998                   1997
                                                                                 ----                   ----
                                                                                [INCREASE (DECREASE) IN CASH]
Cash flows from operating activities:
     Cash received from customers......................................       $ 4,375,866            $ 4,458,990
     Interest received.................................................            42,319                 59,441
     Cash paid to suppliers and employees..............................        (3,861,466)            (4,480,114)
     Interest paid.....................................................           (25,432)               (11,278)
     Income taxes paid.................................................            (1,065)               (26,794)
                                                                              -----------            -----------
     Net cash provided by operating activities.........................           530,222                    245
                                                                              -----------            -----------

Cash flows from investing activities:
     Property additions................................................          (412,470)              (431,869)
     Increase in cash value of life insurance..........................           (66,358)               (60,668)
                                                                              -----------            -----------
     Net cash used in investing activities.............................          (478,828)              (492,537)
                                                                              -----------            -----------

Cash flows from financing activities:
     Payments on long-term obligations.................................           (83,384)               (32,891)
     Exercise of stock options.........................................            42,150
     Dividends paid....................................................          (115,270)              (115,077)
                                                                              -----------            -----------
     Net cash used in financing activities.............................          (156,504)              (147,968)
                                                                              -----------            -----------

     Effect of exchange rate fluctuation on cash.......................             1,139                 (3,814)

Net decrease in cash...................................................          (103,971)              (644,074)

Cash and cash equivalents at beginning of period.......................         1,416,768              3,618,970
                                                                              -----------            -----------

Cash and cash equivalents at end of period.............................       $ 1,312,797            $ 2,974,896
                                                                              -----------            -----------
                                                                              -----------            -----------

                             GAMMA BIOLOGICALS, INC.
                      Statements of Consolidated Cash Flows
                                   (Unaudited)

Reconciliation of Net Income (Loss) to
Net Cash Provided by Operating Activities

                                                                                     THREE MONTHS ENDED
                                                                                          JUNE 30,
                                                                                 1998                  1997
                                                                                 ----                  ----
Net Income (Loss)                                                            $ (156,902)             $ 309,006
Adjustments to reconcile net income (loss) to
     cash provided by operating activities:
       Depreciation....................................................         295,900                243,117
       Amortization of intangibles.....................................          10,290                  7,760
       Loss on disposal of fixed assets................................           2,706                  1,862
       (Increase) decrease in accounts receivable......................          23,814               (352,949)
       Increase in investments.........................................          (1,233)                (1,222)
       (Increase) decrease in inventory................................        (455,838)                47,171
       (Increase) decrease in prepaid expenses.........................       1,071,010                (21,831)
       Increase in other assets........................................         (78,395)              (198,987)
       Decrease in accounts payable....................................        (294,520)              (183,536)
       Increase (decrease) in deferred taxes...........................         (72,200)                 7,100
       Increase in accrued salaries and other expenses.................         185,590                142,754
                                                                             ----------              ---------

Net Cash Provided by
     Operating Activities..............................................      $  530,222              $     245
                                                                             ----------              ---------
                                                                             ----------              ---------


Supplemental Schedule of Non-Cash Investing and Financing Activities:

In March 1996, the company outsourced the assembly of plastic droppers and SegmentSamplers(TM). As a result, inventory of component parts totaling $282,886 was transferred to outside vendors and a corresponding receivable due from the vendors was recorded. This receivable was reduced as assembled parts were delivered, with the cost of components deducted from the vendors' selling price. Additional inventory of $105,000 was transferred to outside vendors, and the remaining balance was recovered in full by March 31, 1998.

In June 1997, the company entered into a capital lease agreement for $745,360 for the design, manufacture, and installation of a special filling and heat-sealing machine for the ReACT(R) strips. The machine was accepted in March 1998.

            SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                             GAMMA BIOLOGICALS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Reconciliation of statutory rate with effective United States income tax rate:

                                                    THREE MONTHS ENDED
                                                           JUNE 30,
                                                    ------------------
                                                      1998       1997
                                                      ----       ----
     Statutory rate................................. (34.0)%     34.0%
     Increase (decrease) resulting from:
       Exempt export earnings.......................  (3.3)      (2.0)
       Life insurance premiums......................    .3        1.2
       Amortization of intangibles..................   1.4         .4
       Software development.........................   (.9)      (1.5)
       Temporary differences related to property.... (11.8)       4.8
       Other-net....................................   3.4         .5
                                                     ------      ----
     Effective tax rate............................. (44.9)%     37.4%
                                                     ------      ----
                                                     ------      ----

     Significant components of the company's deferred tax assets (liabilities) are as follows:

                                                            JUNE 30, 1998    MARCH 31, 1998
                                                            -------------    --------------
     Allowance for bad debts...............................  $    35,000      $    40,100
     Inventory costs capitalized...........................       31,200           31,200
     Other.................................................       27,100           13,800
                                                             -----------      -----------
        Net current deferred tax asset.....................       93,300           85,100
                                                             -----------      -----------
     Difference between book and tax basis of property,
        plant and equipment................................     (826,100)        (891,900)
     Other.................................................      (28,100)         (26,300)
                                                             -----------      -----------
        Net noncurrent deferred tax liability..............     (854,200)        (918,200)
                                                             -----------      -----------
     Net deferred tax liability............................  $  (760,900)     $  (833,100)
                                                             -----------      -----------
                                                             -----------      -----------

2. Reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                                   THREE MONTHS ENDED JUNE 30,
                                       -------------------------------------------------------------------------------
                                                          1998                                   1997
                                       ---------------------------------------   -------------------------------------
                                          INCOME         SHARES      PER-SHARE      INCOME        SHARES     PER-SHARE
                                        (NUMERATOR)   (DENOMINATOR)    AMOUNT    (NUMERATOR)  (DENOMINATOR)    AMOUNT
                                        -----------   -------------  ---------   -----------  -------------  ---------
     Net Income (Loss)................ $   (156,902)                             $  309,006

     BASIC EPS
     Income (loss) available to common
       shareholders................... $   (156,902)    4,613,235    $   (.03)   $  309,006     4,603,052      $  .07
                                                                     --------                                  ------
                                                                     --------                                  ------
     Effect of Dilutive Securities
     Options and warrants.............                                                             52,031
                                       ------------     ----------               ----------     ---------
     DILUTED EPS
     Income (loss) available to common
       shareholders plus assumed       ------------     ----------   --------    ----------     ---------      ------
       conversion..................... $   (156,902)    4,613,235    $   (.03)   $  309,006     4,655,083      $  .07
                                       ------------     ----------   --------    ----------     ---------      ------
                                       ------------     ----------   --------    ----------     ---------      ------


3. Inventories are valued at the lower of cost (principally FIFO) or market value, as follows:

                                                 JUNE 30, 1998   MARCH 31, 1998
                                                 -------------   --------------
     Raw materials..............................  $   987,819     $   932,210
     Products in process........................      314,996         464,719
     Finished products..........................    1,483,851       1,087,878
     ReACT equipment............................      745,219         611,618
     Supplies...................................      928,476         873,019
                                                  -----------     -----------
         Total..................................  $ 4,460,361     $ 3,969,444
                                                  -----------     -----------
                                                  -----------     -----------

4. In the opinion of management, the unaudited consolidated condensed financial statements for Gamma Biologicals, Inc. (the "company") includes all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial position of the company as of June 30, 1998, the results of operations of the three month periods ended June 30, 1998 and 1997 and cash flows for the three month periods ended June 30, 1998 and 1997. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

5.   LONG-TERM OBLIGATIONS
     Long-term obligations consist of:

                                                            JUNE 30, 1998   MARCH 31, 1998
                                                            -------------   --------------
     Mortgage note, due monthly through 2000...............  $   242,823     $   265,523
     Note payable-foreign, due semiannually through 2000...       68,665          67,192
     Capital lease, due quarterly through 2004.............      684,676         745,360
                                                             -----------     -----------
                                                                 996,164       1,078,075
        Less current portion...............................      213,644         226,835
                                                             -----------     -----------
     Total long-term obligations...........................  $   782,520     $   851,240
                                                             -----------     -----------
                                                             -----------     -----------

     The mortgage note bears interest at the bank's base rate, but not less than 7% nor more than 13%. At June 30, 1998, the note bore interest at 9.5%. The mortgage note is collateralized by a first lien on the company's land and building. The foreign note payable bears interest at 7%. The capital lease for a filling and sealing machine for ReACT strips bears interest at 8.82%.

6.    DAMAGE TO FACILITY

     On September 11, 1997, the company's manufacturing facility in Houston, Texas sustained damage from a fire that occurred while the building was unoccupied. The company was open for business on September 12, and most manufacturing activities resumed within seven days. Reconstruction of affected areas should be completed by the Fall 1998.

     The company has insurance for both property damage and business interruption. The full cost of repair or replacement was determined to be $2,506,121. As of March 31, 1998, $1,500,000 had been advanced to the company, and a receivable of $1,001,121 was recorded. Final reimbursement was received from the insurance carrier on May 5, 1998.

     Insurance recoveries for property damage exceeded the depreciated value of the affected assets. As a result, the company recognized in income for the period ended March 31, 1998, an adjustment to the carrying value of the facility amounting to $1,154,359.

7.    COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 is effective for periods beginning after December 15, 1997. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. In consolidating the Netherlands subsidiary, currency translation adjustments can create comprehensive income. As of June 30, 1998, currency translation adjustments did not create any material adjustments to net income to derive comprehensive income (refer to the Statements of Consolidated Changes in Shareholders' Equity).

8.   CONTINGENCIES

     On May 12, 1998, a patent infringement claim was filed in U.S. District Court in Florida by Micro Typing Systems, Inc. and Stiftung fur Diagnostiche Forschung (the foundation) alleging that the Gamma ReACT Test System infringes U.S. Patent #5,512,432 granted to the foundation April 30, 1996. The plaintiffs seek a permanent injunction against the continued alleged infringement, an award of treble damages with interest and costs, and reasonable attorney's fees. On January 23, 1998, a former employee filed suit in Harris County District Court, Texas alleging that the company breached a verbal contract to provide certain post-employment benefits. The plaintiff seeks specific performance of the contract or not less than $1,500,000 in monetary damages. Management is confident that the ReACT technology does not infringe any claims made in the foundation's patent and that the company has not breached any obligations to the former employee.

     Since these matters are in the earliest stages of proceedings and due to uncertainties involved in litigation, management cannot predict the likelihood of a particular outcome or estimate the financial impact of an unfavorable resolution of either matter. However, an unfavorable outcome could have a material adverse effect upon the business and the results of operations in a given reporting period. As of June 30, 1998, an estimate of $180,000 of litigation costs was recorded related to the patent infringement suit. The company will continue to evaluate the situation and anticipates incurring additional amounts in future periods.

9.   SALES OF EXEMPT SECURITIES

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

10.  OPERATIONS BY GEOGRAPHIC AREA

     The company operates within one dominant segment - the manufacture and sale of blood bank and diagnostic products - and has no customer which accounts for 10% or more of its total sales. During the three-month periods ended June 30, 1998 and 1997, the company operated in two geographic areas, the United States and Europe.

                                                                     THREE MONTHS ENDED
                                                                           JUNE 30,
                                                                   ------------------------
                                                                      1998          1997
                                                                      ----          ----
                                                                        (in thousands)
     Net sales to unaffiliated customers:
         United States............................................ $    2,828    $    3,083
         Europe...................................................        646           641
         Pacific Region...........................................        293           360
         Mexico, Central and South America........................        345           390
         Middle East..............................................        158           296
         Other....................................................         97            58
                                                                   ----------    ----------
           Total.................................................. $    4,367    $    4,828
                                                                   ----------    ----------
                                                                   ----------    ----------
     Export sales from United States to unaffiliated customers:
         Europe................................................... $       77    $      358
         Pacific Region...........................................        293           355
         Mexico, Central and South America........................        344           389
         Middle East..............................................        158           296
         Other....................................................         96            57
                                                                   ----------    ----------
           Total.................................................. $      968    $    1,455
                                                                   ----------    ----------
                                                                   ----------    ----------

     Sales between geographic areas:
         United States to Europe.................................. $      353    $      126
                                                                   ----------    ----------

     Income (loss) before income taxes:
         United States............................................ $     (345)   $      411
         Europe...................................................         56            83
                                                                   ----------    ----------
           Total.................................................. $     (289)   $      494
                                                                   ----------    ----------
                                                                   ----------    ----------

                                                                     6/30/98      3/31/98
                                                                   ----------    ----------
       Identifiable assets:
            United States......................................... $   18,590    $   19,213
            Europe................................................        821           595
            Corporate.............................................      2,288         2,325
                                                                   ----------    ----------
              Total............................................... $   21,699    $   22,133
                                                                   ----------    ----------
                                                                   ----------    ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998

     Revenues declined 10% for the three months ended June 30, 1998 compared with the same period in 1997. ReACT equipment and consumables accounted for only 3% of total sales. Management now believes that it was overly optimistic about consumable sales during the start-up phase, underestimating the impact of the regulatory burden imposed on domestic customers when adopting new testing technologies. Technical manufacturing issues that arose during the ramp-up to full-scale production of test strips also affected ReACT sales. Overall, domestic sales fell by 8% and international sales decreased by 12%. On the domestic front, sales of core products are still being influenced by the loss of purchasing group contracts that weakened third and fourth quarter sales in fiscal 1998. Revenues for the quarter remained relatively constant compared to the fourth quarter of fiscal 1998, so the effect of the lost contracts appears to have leveled off. The company is redirecting its domestic sales efforts to focus on smaller accounts, which tend not to be affiliated with large groups, and is aggressively seeking new group contracts. Domestic revenues should also improve as additional ReACT systems are placed and come on line. The decline in international sales was due mostly to the timing of orders and the trend should reverse itself during the next three quarters. For example, last year the quarter benefited from a Saudi Arabian contract that has yet to be awarded for 1998-99.

     Gross margin as a percentage of sales declined to 51% in 1998 from 55% in 1997. ReACT sales carried a lower margin than can be expected in the future, due to the emphasis on equipment rather than consumables, i.e., reagent red cells and test strips. Additionally, manufacturing efficiency was lower than usual because of production slowdowns related to the September 1997 fire and to decreased domestic demand for certain products mentioned above.

     Selling expense increased 8% for the first quarter; 51% of the increase was due to additional sales staff at Gamma Biologicals, B.V to market ReACT in Europe and support the European distributor network. Gamma B.V. assumed responsibility for servicing all European accounts, with the exception of our Italian distributor, on April 1, 1998. Domestically, expenses rose with increased marketing, demonstrations and training for customers interested in the ReACT system. General and administrative expenses rose 43% over the prior year mainly due to $180,000 in estimated litigation costs related to ReACT. Litigation costs are expected to continue as the patent infringement lawsuit progresses throughout the year. Shipping and warehouse expenses increased 19% compared with the same period in 1997. Last August the company received a 3% rate increase from our predominant domestic freight carrier that has not been passed on to customers. In addition, we incurred certain rush postage and freight charges for filling backorders as production resumed after the fire.

     Research and development expenses fell 23% over the first quarter last year as ReACT moved to its introductory marketing phase. Last year's first quarter included expenses applicable to the since-discontinued biosensor project and for a chief science officer position that no longer exists.

     The contribution of interest income fell 28%, as less cash was available for investment. Interest expense more than doubled over last year with the addition of the capital lease for the ReACT filling and sealing machine.

     The provision for income taxes decreased due to the loss in the current quarter.

     The company recognizes the need to ensure that its operations will not be adversely affected by Year 2000 software failures. Software failures due to processing errors arising from calculations using the Year 2000 date are a known risk. The company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems and is communicating with suppliers of goods and services to coordinate Year 2000 compliance. The risks and costs associated with the company's current computing portfolio have been assessed; estimated costs to achieve compliance should not exceed $50,000 and will be period costs for this fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flows increased approximately $540,000 during the three month period ended June 30, 1998 compared with the same period in 1997. Operating cash flows improved significantly due to the following factors. In May 1998 the company received final reimbursement for fire damages amounting to $1,001,121. While the accounts receivable turn held at 73 days, receivables decreased approximately $400,000 over last year with the decline in sales. Contrastingly, inventory rose over $800,000 as the investment in ReACT equipment reached $745,000 at June 30, 1998.

     The company has contracted with a medical equipment manufacturer to provide automated dispensing and reading devices for use with the Gamma-ReACT Test System. The contract commits the company to purchase 50 dispensers and/or readers during the first three years following FDA clearance to market the devices in the United States. Our estimated cost should range between $650,000 and $1,700,000, depending on product mix.

     Fiscal 1999 cash flows will be affected by the ramp-up of production at Shanghai Gamma. The company is committed to providing manufacturing equipment and know-how to the joint venture, as well as working capital, consisting of cash and inventory. The timing and amount of the noncash contributions has not yet been determined; the company expects to fund a cash contribution of $225,000 in the fall of 1998. Limited product shipments from the joint venture could also begin this fall.

     On May 12, 1998, a claim of patent infringement was filed in the U.S. District Court in Miami, Florida, alleging that the Gamma-ReACT Test System infringes a patent granted to Stiftung fur Diagnostiche, a Swiss foundation. Management is confident that the ReACT technology does not infringe any claims made in the plaintiff's patent and intends to vigorously defend the company's position. Since the suit is in the earliest stage of proceedings, management cannot assess the likelihood of a particular outcome or estimate the financial impact of an unfavorable resolution. We do expect that litigation costs will continue to have a material impact on fiscal 1999 financial condition and results of operations.

     Although the additional litigation costs will strain operating cash flows during fiscal 1999, management believes that operating cash flows will be sufficient to meet future operating needs, providing that ReACT sales improve and international sales reach 1998 levels. We also look to improve operating cash flows through better inventory management and the elimination of expenses that do not contribute to product quality, customer service or the welfare of our employees. The company's existing capital resources, consisting of $1,413,000 in cash and short-term investments and a $1,500,000 revolving credit line, should be sufficient to support development of the Shanghai Gamma joint venture and planned capital improvements during the next 12 months.

     Management's Discussion and Analysis includes certain forward-looking statements reflecting the company's expectations in the near future, particularly the anticipated contributions of the Gamma-ReACT Test System and the Shanghai Gamma joint venture. However, many factors which may affect actual results, especially market conditions and changing regulations, are difficult to predict. Accordingly, there is no assurance that the company's expectations will be realized.

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


                                       GAMMA BIOLOGICALS, INC.




August 13, 1998                        By: /s/ David E. Hatcher
                                          ----------------------------------
                                           David E. Hatcher
                                           President
                                           (Chief Executive Officer)




August 13, 1998                        By: /s/ Margaret J. O'Bannion
                                          ----------------------------------
                                           Margaret J. O'Bannion
                                           Vice President - Finance
                                           (Chief Financial Officer)